Form 10QSB
period 1995-09-30
PETROL INDUSTRIES INC
filed 1995-11-09
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:            September 30, 1995

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from __________ to __________

     Commission File Number:         0-3912

                           PETROL INDUSTRIES, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)

                  NEVADA                              75-1282449
     (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation of Organization)

          202 N. THOMAS, SUITE 4          SHREVEPORT, LA  71107-6539
                   (Address of Principal Executive Offices)

                                (318) 424-6396
               (Issuer's Telephone Number, Including Area Code)

                                     N/A
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES [XX]         NO [  ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

           YES [  ]        NO [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   1,599,741

Item 1.  Financial Statements

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                 September 30,   December 31,
                                                     1995            1994
                                                  (unaudited)
                                                 -------------   -----------
           ASSETS
Current assets:
  Cash and cash equivalents                      $  280,482      $  292,795
  Accounts receivable:
    Trade                                            60,896          80,503
    Other                                             9,498           9,561
                                                  ---------       ---------
                                                     70,394          90,064
  Note Receivable from Employee                      36,104             ---
  Inventory                                          43,714          22,552
  Prepaid expenses                                    6,702          15,639
                                                  ---------       ---------
          Total current assets                      437,396         421,050
                                                  ---------       ---------
Property and equipment, at cost:
  Land                                                7,000           7,000
  Developed and undeveloped oil and gas
    properties successful efforts method          4,370,720       4,490,189
  Trucks and other operating equipment              325,143         324,743
  Furniture and fixtures                             36,772          35,468
                                                  ---------       ---------
                                                  4,732,635       4,857,400
  Less accumulated depreciation, depletion and
        amortization                              4,687,978       4,791,005
                                                  ---------       ---------
                                                     44,657          66,395
                                                  ---------       ---------
Cash surrender value of life insurance, net          36,601          28,276
Other assets                                          1,107           1,107
                                                  ---------       ---------
                                                 $  526,761      $  516,828
                                                  =========       =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   41,751      $   51,627
  Payable to interest owners                        237,061         214,981
  Accrued expenses                                  279,539         160,282
                                                  ---------       ---------
          Total current liabilities                 558,351         426,890

Stockholders' equity:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding             ---             ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,241 shares
    in 1994 and 1993                                159,724         159,724
  Retained earnings                                (191,314)        (69,786)
                                                  ---------       ---------
          Total stockholders' equity                (31,590)         89,938
                                                  ---------       ---------
                                                 $  526,761      $  516,828
                                                  =========       =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)



                                   Quarter Ended       Nine Months Ended
                                   September 30,          September 30,
                                 1995        1994       1995       1994
                               --------------------   --------------------
Revenues:
  Oil and gas sales           $  205,270    229,586     630,574    663,628
  Other operating income           3,475      3,506       9,337      9,497
                               ---------  ---------   ---------  ---------
                                 208,745    233,092     639,911    673,125
                               ---------  ---------   ---------  ---------
Expenses:
  Lease operating expense        174,452    173,889     498,496    538,448
  General and administrative      84,974     89,371     252,669    264,940
  Depreciation, depletion and
    amortization                   3,525     19,575      10,575     58,725
                               ---------  ---------   ---------  ---------
                                 262,951    282,835     761,740    862,113
                               ---------  ---------   ---------  ---------

           Operating loss        (54,206)   (49,743)   (121,829)  (188,988)
                               ---------  ---------   ---------  ---------

Other income and (expense):
  Gain on sale of assets             ---        ---       4,212      7,767
  Interest income                  3,261      2,503       8,738      6,371
  Interest expense                (4,657)    (3,506)    (12,649)    (8,898)
                               ---------  ---------   ---------  ---------
                                  (1,396)    (1,003)        301      5,240
                               ---------  ---------   ---------  ---------



            Net loss          $  (55,602)   (50,746)   (121,528)  (183,748)
                               =========  =========   =========  =========

Net loss per share            $     (.04)      (.03)       (.08)      (.12)
                               =========  =========   =========  =========

Average common shares          1,597,241  1,597,241   1,597,241  1,597,241
 outstanding                   =========  =========   =========  =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                 Nine months ended September 30, 1995 and 1994
                                 (unaudited)



                                                       1995            1994
                                                       ----            ----
Operating activities:
  Net loss                                          $ (121,528)     $(183,748)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation, depletion and amortization          10,575         58,725
      Gain on sale of assets                            (4,212)        (7,767)
      Losses on retirements of property and
        equipment included in lease operating
        expenses                                        13,124         12,031
      Net Decrease (increase) in cash surrender
        value of life insurance                         (8,325)        (8,325)
      Other                                                ---           (525)
      Net (increase) decrease in accounts receivable    19,670        (11,918)
      Net (increase) decrease in inventory             (21,162)       (12,232)
      Net (increase) decrease in prepaid expenses        8,937         11,659
      Increase (decrease) in accounts payable, accrued
        expenses and payable to interest owners        131,461        177,616
                                                      --------       --------
          Net cash used by operating activities         28,540         35,516

Investing activities:
  Net decrease (increase) in employee note
    receivable                                         (36,104)           ---
  Purchases of property and equipment                  (17,299)       (24,040)
  Proceeds from sale of property and equipment          12,550          8,200
                                                      --------       --------
          Net cash (used) provided by investing
            activities                                 (40,853)       (15,840)
                                                      --------       --------
Financing activities-purchase and retirement of
  common stock                                             ---            ---

(Decrease) increase in cash and cash equivalents       (12,313)        19,676
Cash and cash equivalents at beginning of period       292,795        354,965
                                                      --------       --------
Cash and cash equivalents at end of period           $ 280,482      $ 374,641
                                                      ========       ========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                   Nine months ended September 30, 1995 and 1994
                                 (unaudited)


                                                        1995            1994
                                                        ----            ----
Stockholders' equity at January 1                  $   89,938       $ 270,276

  Retirement of stock                                     ---             ---

  Net loss for the nine-month period                 (121,528)       (183,748)
                                                     --------        --------
Stockholders' equity at September 30               $  (31,590)      $  86,528
                                                     ========        ========

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (unaudited)

     1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 1994 Annual Report on Form 10-KSB.

     2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 1994 or 1993.

     3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the nine months ended September
30. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.

                                              Total Number of
                                            Shares Outstanding
                                         1995                1994
                                       ---------           ---------
       January 31                      1,597,241           1,597,241
       February 28                     1,597,241           1,597,241
       March 31                        1,597,241           1,597,241
       April 30                        1,597,241           1,597,241
       May 31                          1,597,241           1,597,241
       June 30                         1,597,241           1,597,241
       July 31                         1,597,241           1,597,241
       August 31                       1,597,241           1,597,241
       September 30                    1,597,241           1,597,241

     4. The expected tax benefit resulting from operating losses for the first nine months of 1995 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


     Oil and gas revenues declined 10.6% in the third quarter of 1995, compared to the third quarter of 1994, the result of a 14.3% decline in production with only a 0.5% decrease in oil prices. The Company's net loss for the period increased only 8.8% to $55,602, compared to $50,746 in the 1994 period.

     The Company sustained an operating loss of $54,206 in the third quarter of 1995, compared to an operating loss of $49,743 in the prior year's third quarter. For the nine month period ended September 30, 1995, the Company's net loss decreased approximately 33.9% to $121,528 from the $183,748 net loss in the prior year's period. The decrease is due to an increase in oil prices as compared to 1994 coupled with certain Company reductions in operating costs. Operating losses in the 1995 period decreased 35.6% compared to the 1994 period for similar reasons.

     Management has reduced operating costs over the past several years in an effort to restore profitability in the face of current oil prices, and has seen substantial savings from these reductions. Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases, or increases in world oil prices. While Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations, improvements in production are expected to come, if at all, more from general improvements in local weather conditions than from other factors.

     Oil prices averaged $15.92 per barrel ($15.82 including the barrel equivalent of gas) during the third quarter of 1995, compared to an average of $16.75 per barrel in the 1994 period ($16.67 including the barrel equivalent of gas). For the nine month period, oil prices averaged $16.71 per barrel in 1995 ($16.61 including the barrel equivalent of gas) compared to $15.28 ($15.21 including the barrel equivalent of gas) in 1994.

     The Company had cash and cash equivalents at September 30, 1995 of $280,482, compared to $374,641 at the end of September 30, 1994. Management estimates that it owes $237,061 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

     In May and June, 1995, Joseph M. Rodano, President and Treasurer of Petrol Industries, Inc., as well as a member of its Board of Directors, purchased a total of 20,000 Shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. In July, 1995, Mr. Rodano purchased an additional 20,000 Shares Common Stock, $.10 par value per share of Petrol Industries, Inc. Each purchase was, in each case, made in an open market transaction. All of the Shares purchased by Mr. Rodano were purchased with his personal funds. As of September 30, 1995, Mr. Rodano owns an aggregate of 384,725 Shares, comprising approximately 25% of the outstanding Shares.

                                  SIGNATURE
                                  ---------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PETROL INDUSTRIES, INC.



Dated:   November 9, 1995           By:  Joseph M. Rodano
                                       --------------------------------------
                                         Joseph M. Rodano
                                         President and Treasurer

                                EXHIBIT INDEX


     Exhibit
       No.                                     Description
     -------                                   -----------
       27                                Financial Data Schedule