Form 10KSB
period 1995-12-31
PETROL INDUSTRIES INC
filed 1996-03-29
CIK 77864

                                FORM 10-KSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
(Mark One)                  Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________to __________________

Commission file number:     0-3912

                          PETROL INDUSTRIES, INC.
          (Exact Name of Registrant as Specified in its Charter)

          NEVADA                                  75-1282449
(State or Other Jurisdiction of         (IRS Employer Identification No.)
 Incorporation of Organization)

202 N. THOMAS, SUITE 4, SHREVEPORT, LOUISIANA                71107-6539
  (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:   (318) 424-6396

        Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
                        None

        Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.10 per share

Check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes: [ X ]            No: [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [ X ]

State the issuer's revenues for its most recent fiscal year:  $849,750

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of the stock as of March 27, 1996 was $487,921.

   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock, $.10 par value, outstanding as of March 27, 1996 was 1,599,741.

Transitional Small Business Disclosure Format:   Yes: [  ]   No: [ X ]

                   DOCUMENTS INCORPORATED BY REFERENCE:
                                   None
                            Page 1 of 34 Pages
                          Index appears at Page 9

                                  PART I



ITEM 1.   BUSINESS.

GENERAL DESCRIPTION

     Petrol Industries, Inc. ("Petrol" or the "Company") was organized under the laws of the State of Nevada in 1968 as a wholly-owned subsidiary of Sovereign Industries, Inc. In 1970, Sovereign Industries, Inc. distributed a substantial portion of Petrol's common stock to its stockholders. Since the dates of their respective organizations, Petrol and its wholly-owned subsidiaries have been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island Field, and the Shreveport Field, both in Caddo Parish, Louisiana. Petrol and its wholly-owned subsidiaries currently employ 16 persons in the aggregate.

     As of December 31, 1995, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 370 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 310 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, approximately 50 of its wells will be placed back in operation during the course of 1996, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 25-30 wells will temporarily not be operating at any given time as maintenance is required. Current oil prices, however, do not justify significant expenditures to restore operation of marginal wells. Management is carefully examining whether to suspend production on all or certain wells to conserve available capital and assets until world oil prices recover significantly. During the course of 1995, the Company disposed of several of its leases which had become unprofitable to operate.

     Virtually all of the Company's oil production comes from property characterized as stripper well property, meaning that the wells located thereon produced an average of 10 barrels or less per day. In 1995, Petrol's interests in oil wells and gas wells taken together with oil wells owned by the limited partnerships organized in connection with its 1979, 1983 and 1984 drilling programs had a gross production of 13,455 barrels of oil and 3,534 MCF of gas, and production, net to Petrol, of 10,059 barrels of oil and 3,534 MCF of gas.

     The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.); the higher the gravity, the higher the price. Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 1995, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $16.59 per barrel of oil and $1.27 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS

     Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 1995, approximately $130,328 was expended on such maintenance, approximately the same amount as expended in 1994.

DRILLING PROGRAMS

     In 1979, 1983 and 1984 Petrol formed Louisiana partnerships in commendam (limited partnerships) for the development of oil and gas wells on its properties. In connection with such programs, Petrol contributed drilling sites and hardware, was responsible for drilling and completing the wells on a "turnkey" basis, and presently operates the completed wells. Actual drilling was done by one of several locally available subcontractors. The Company also handles the administrative and bookkeeping arrangements for the partnerships. Petrol was paid fees for drilling the partnerships' wells, receives additional fees for operating the wells and is entitled to a share of the partnerships' net income.

     The Company receives 75% of net revenues from the 26 wells drilled for the 1983 limited partnership and from the 17 wells drilled for the 1984 limited partnership.

     There was no drilling activity in 1994 or 1995.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION

     The Company's oil and gas production is sold to major oil companies and other purchasers which gather oil production by tankwagon in areas where pipelines are not available. Two companies, EOTT Energy Operating Limited Partnership, formerly EOTT Energy ("EOTT") and Citgo Pipeline Company together accounted for 92.5% of the Company's 1995 oil sales. More than a dozen other customers account for the balance of the Company's sales. Petrol is not a party to any long-term supply contracts for oil and gas.

     In recent years, Petrol's production has been sold at the local open market price, which is reflective of world-wide supply of and demand for crude oil and local demand for natural gas. Management believes that the continuing desire of domestic refiners and marketers of oil and gas to secure access to domestic production will continue to create a strong market for Petrol's products. Petrol anticipates, however, that the price which its products will command will continue to closely match world oil prices, which in turn reflect world economic and political conditions.

GOVERNMENTAL REGULATION

     Petrol, in the operation of its existing oil and gas wells and in the drilling of new wells, is subject to a number of federal, state and other laws and regulations concerning requirements relating to permits to drill wells, the spacing of wells, the prevention of waste of oil and gas, and the manner of drilling and completing wells. Management believes that Petrol is in compliance with all federal, state and local statutes and regulations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Although compliance with such statutes and regulations has a material effect on the Company's capital expenditures and earnings, such compliance does not adversely affect its competitive position in its industry, as all other producers in its market are subject to the same statutes and regulations. Should such regulations be strengthened, however, the Company would likely not have the capital or liquid asset reserves to ensure compliance, given the cash flow generated from oil sales at current oil prices.


ITEM 2.   PROPERTIES.

     a. LOCATION AND CHARACTER OF THE COMPANY'S PROPERTIES: Petrol, in connection with its oil and gas production, currently leases approximately 110 parcels of property, located in the Caddo Pine Island Field and the Shreveport Field, both located in Caddo Parish, Louisiana. Most of its wells are shallow oil wells, completed in the Annona Chalk Zone, at depths ranging from 1,400 feet to 1,600 feet. In general, the leases held by Petrol provide that they shall remain in force so long as producing wells are being operated thereon or so long as Petrol is actively engaged in rework thereon. If Petrol does not produce any oil from a particular lease and is not engaged in any rework on such lease for a period of three consecutive months, such lease may at the option of the lessor, be deemed abandoned. Because of the Company's shortage of capital and liquid assets, Management is examining the possibility of suspending production on many of its leases. If such a strategy is implemented, Management will seek to minimize the adverse effect which suspension of production could have on the Company's lease holdings.

     b. RESERVES: See Supplemental Information regarding Oil and Gas Producing Activities at Pages 20 to 23 and Schedules 3 and 4 at Pages 24 to 25, for estimates of net quantities of proved oil and gas reserves, and for standardized measure of discounted future net cash flow relating thereto.

     c. RESERVES REPORTED TO OTHER AGENCIES: The Company did not file any estimates of oil and gas reserves with any federal authority or agency during 1995.

     d. PRODUCTION: For the years ended December 31, 1994 and 1995, the average sales price (including transfers) per unit of oil produced was $15.33 and $16.59, respectively, and the average production cost (lifting cost) per unit of production for oil was $12.28 and $12.71, respectively.

     e. PRODUCTIVE WELLS AND ACREAGE: As of December 31, 1995, the Company held the following productive wells and developed acres:

                                         OIL          GAS        OIL & GAS
                                         ---          ---        ---------
     (i)    Gross Productive Wells       370            8           18
     (ii)   Net Productive Wells         355            1.2         10.5
     (iii)  Gross Developed Acres      4,396        1,310          958
     (iv)   Net Developed Acres        2,568.8         66          179.5

     f. UNDEVELOPED ACREAGE: As of December 31, 1995, the Company held the following undeveloped acreage:

          (i)    Gross Acres                   121
          (ii)   Net Acres                      54

     g.  DRILLING ACTIVITY:  No drilling activity occurred in 1995 or 1994.

     h.  PRESENT ACTIVITIES:  See Item 1.

     i. DELIVERY COMMITMENTS: The Company is not, and for more than three years, had not been required to provide any fixed or determinable quantity of oil or gas under any contracts or agreements.


ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

     Until June 8, 1992, trading in the Company's common stock was reported in the National Association of Securities Dealers' Automated Quotation system. Since June 9, 1992, the Company's common stock has been traded over-the-counter. Following are the high and low bids of its common stock as of January 1, 1994, on a quarterly basis. Prices are reported by the National Quotation Bureau, Inc. which may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                             HIGH BID              LOW BID
                                             --------              -------
            1994
            ----
     1st Quarter                               1/4                  9/50
     2nd Quarter                               1/4                  3/100
     3rd Quarter                               3/10                 1/4
     4th Quarter                               3/10                 1/4

            1995
            ----
     1st Quarter                               1/4                  1/4
     2nd Quarter                               1/4                  9/50
     3rd Quarter                               1/4                  9/50
     4th Quarter                               1/4                  4/25

            1996

     1st Quarter thru March 26                 4/25                 4/25


     On March 27, 1996, there were 3,836 holders of record of its common stock.

     No dividends were declared or paid during 1994 or 1995 and the Company has no present intention to pay cash dividends in the foreseeable future.

     During the course of 1995, Joseph M. Rodano, President and Treasurer of Petrol, as well as a member of its Board of Directors, purchased a total of 65,100 shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. During the course of 1994, Mr. Rodano purchased a total of 225,000 shares. Each purchase was, in each case, in an open market transaction. All of the shares purchased by Mr. Rodano were purchased with his personal funds. Mr. Rodano invested in the foregoing shares because he believes that the market reacted excessively to Petrol's disclosure in its 1993 Annual Report on Form 10-KSB of its deteriorating financial condition and that such securities accordingly are undervalued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1995 Compared to 1994
---------------------

     (a) RESULTS OF OPERATIONS: Production declined 11.3% from 1994. Cost-control measures succeeded in lowering both lifting costs and general and administrative expenses; however, the decline in production offset the increase in received oil prices and lower operating costs, resulting in a net loss of $171,620, or $.11 per share, on revenues of $849,750. The Company's operating loss of $171,218 actually declined from last year's operating loss of $194,333.

     The average price of an equivalent barrel of oil received in 1995 was $16.59, up from $15.33 received on average in 1994. A restoration of operating profitability will depend almost completely on either or both of an increase in oil prices and an increase in production. Oil prices are, of course, the result of world events outside the Company's control.

     (b) FINANCIAL CONDITION AND LIQUIDITY: At current oil prices, the Company will lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations. The Company continues to consume liquid assets to fund operations, with cash and equivalents declining 42.0% from December 31, 1994, to December 31, 1995. Total assets declined by 23.0% and, due to the net loss of $171,620, there is a stockholders' deficit of $81,682.

     Management is examining available financing alternatives to enable it to remain in operation until oil prices begin to recover. These alternatives range from seeking outside equity capital to permit continued or expanded operations, with the hope of lowering average direct lifting costs, to shutting down all but minimal operations utilizing only a skeleton staff, putting the Company in a suspended state for as long as assets permit. Management is also examining the possibility of realizing value for the Company's remaining assets, including, if necessary, dissolution.

     (c) ENVIRONMENTAL: The Company's operations are subject to numerous laws and regulations designed to protect the environment and/or impose remedial obligations. The Company operates certain oil fields for which known or potential obligations for environmental remediation exist.

     Although the Company is not aware of any environmental matters that might have a material effect on the Company's financial condition at December 31, 1995, there is the possibility that expenditures could be required, or revised regulatory requirements could necessitate expenditures at certain sites. Such expenditures could have a material impact on the results of operations in a future period.

     (d) OTHER: The Financial Accounting Standards Board issued an accounting standard that is effective for fiscal years beginning after December 15, 1995 and addresses the accounting for impairment of long-lived assets. The Standard establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of an impaired asset be reduced to fair value. The Company does not anticipate that the adoption of the standard in 1996 to have any impact on its financial statements.

1994 Compared to 1993
---------------------

     (a) RESULTS OF OPERATIONS: Although production declined slightly from 1993, and although cost-control measures succeeded in lowering both lifting costs and general and administrative expenses, the decline in received oil prices more than offset favorable developments, resulting in a net loss of $180,338, or $.11 per share, on revenues of $883,626. The Company's operating loss of $194,333 declined from the 1993 operating loss of $287,397, excluding a write-down of its oil and gas properties of approximately $568,000 and an adjustment of approximately of $95,000 to the cash surrender value of a life insurance policy, a decline attributable directly to the efficiencies in field production and in administration.

     The average price of an equivalent barrel of oil received in 1994 was $15.33, down from $16.51 received on average in 1993.

     (b) FINANCIAL CONDITION AND LIQUIDITY: The Company continued to consume liquid assets to fund operations, with cash and equivalents declining 19.5% from December 31, 1993 to December 31, 1994. Total assets declined by 9.0%, and, due to the net loss of $180,338, the stockholders' equity declined by 66.7% to $89,938.

ITEM 7.   INDEX TO FINANCIAL STATEMENTS.

                                                                   Page
                                                                   ----

          Independent Auditors' Report of KPMG Peat Marwick LLP     10

          Consolidated Balance Sheet - December 31, 1995            11

          Consolidated Statements of Operations-Years ended
            December 31, 1995 and 1994                              12

          Consolidated Statements of Changes in Stockholders'
            Equity (Deficit) - Years ended December 31, 1995
            and 1994                                                13

          Consolidated Statements of Cash Flows - Years ended
            December 31, 1995 and 1994                              14

          Notes to Consolidated Financial Statements                15

                       Independent Auditors' Report


The Board of Directors and Stockholders
Petrol Industries, Inc.


We have audited the consolidated financial statements of Petrol Industries, Inc. and Subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrol Industries, Inc. and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Petrol Industries, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG PEAT MARWICK LLP

Shreveport, Louisiana
March 16, 1996

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheet
                             December 31, 1995

                              ASSETS
Current assets:
  Cash and cash equivalents                             $   170,012
  Accounts receivable:
    Trade                                                    79,136
    Other                                                    11,852
                                                          ---------
                                                             90,988

  Inventory                                                  29,990
  Prepaid expenses                                           15,208
                                                          ---------
          Total current assets                              306,198
                                                          ---------
Property and equipment, at cost:
  Land                                                        7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                  4,366,904
  Trucks and other operating equipment                      327,041
  Furniture and fixtures                                     37,072
                                                          ---------
                                                          4,738,017
  Less accumulated depreciation, depletion and
        amortization                                      4,687,020
                                                          ---------
                                                             50,997
                                                          ---------
Cash surrender value of life insurance, net                  39,376
Other assets                                                  1,107
                                                          ---------
                                                        $   397,678
                                                          =========
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                      $    42,219
  Payable to interest owners                                244,078
  Payable to officer, net                                   110,708
  Accrued expenses                                           82,355
                                                          ---------
          Total current liabilities                         479,360
                                                          ---------
Stockholders' equity (deficit):
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                     ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,241 shares
    in 1995 and 1994                                        159,724
  Accumulated deficit                                      (241,406)
                                                          ---------
          Total stockholders' equity (deficit)              (81,682)
                                                          ---------
Contingencies
                                                          ---------
                                                        $   397,678
                                                          =========
See accompanying notes to consolidated financial statements.


                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Operations

                  Years ended December 31, 1995 and 1994



                                                  1995             1994
                                                  ----             ----
Revenues:
  Oil and gas sales                          $   834,968          869,936
  Other operating income                          14,782           13,690
                                               ---------        ---------
                                                 849,750          883,626
                                               ---------        ---------
Expenses:
  Lease operating expense                        661,729          709,350
  General and administrative                     347,593          354,807
  Depreciation, depletion and
    amortization                                  11,646           13,802
                                               ---------        ---------
                                               1,020,968        1,077,959
                                               ---------        ---------

          Operating loss                        (171,218)        (194,333)

Other income and (expense):
  Gain on sale of assets                           4,212           18,300
  Interest and dividend income                    12,526            9,227
  Interest expense                               (17,140)         (13,532)
                                               ---------        ---------
                                                    (402)          13,995
                                               ---------        ---------
          Loss before provision
           for income taxes                     (171,620)        (180,338)

Income Tax                                           ---              ---
                                               ---------        ---------
          Net loss                           $  (171,620)        (180,338)
                                               =========        =========

Net loss per share                           $      (.11)            (.11)
                                               =========        =========




See accompanying notes to consolidated financial statements.


                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                  Years ended December 31, 1995 and 1994



                                                  1995              1994
                                                  ----              ----
Preferred stock                              $       ---               ---

Common stock:
  Balance at beginning and end of year           159,724           159,724
                                               ---------         ---------

Accumulated deficit:
  Balance at beginning of year                   (69,786)          110,552
  Net loss                                      (171,620)         (180,338)
                                               ---------         ---------
  Balance at end of year                        (241,406)          (69,786)
                                               ---------         ---------

     Total stockholders' equity              $   (81,682)           89,938
      (deficit)                                =========         =========




See accompanying notes to consolidated financial statements.


                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                  Years ended December 31, 1995 and 1994


                                                 1995            1994
                                                 ----            ----
Operating activities:
  Net loss                                   $ (171,620)       (180,338)
  Adjustments to reconcile net loss to
   cash used by operating activities:
     Depreciation, depletion and                 11,646          13,802
      amortization
     Gain on sale of assets                      (4,212)        (18,300)
     Losses on retirements of property
      and equipment included in lease
      operating expenses                         17,643          20,421
     Increase in cash surrender value
      of life insurance                         (11,100)        (11,100)
     Other                                          ---            (524)
     Increase in accounts receivable               (924)         (8,688)
     Decrease (increase) in inventory            (7,438)          7,420
     Decrease in prepaid expenses                   431           1,426
     Increase in accounts payable and
      accrued expenses                           23,373         101,318
     Increase in payable to interest owners      29,097          27,695
                                               --------        --------
       Net cash used by operating
         activities                            (113,104)        (46,868)
                                               --------        --------
Investing activities:
  Capital expenditures                          (22,229)        (41,202)
  Proceeds from sale of property and
   equipment                                     12,550          25,900
                                               --------        --------
       Net cash used by investing activities     (9,679)        (15,302)
                                               --------        --------

Financing activities                                ---             ---
                                               --------        --------

Decrease in cash and cash equivalents          (122,783)        (62,170)
Cash and cash equivalents at beginning
  of year                                       292,795         354,965
                                               --------        --------
Cash and cash equivalents at end of year     $  170,012         292,795
                                               ========        ========


See accompanying notes to consolidated financial statements.


                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                        December 31, 1995 and 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Petrol Industries, Inc. and its Subsidiaries
(the "Company"), all of which are wholly owned. All significant intercompany transactions have been eliminated.

     CASH AND CASH EQUIVALENTS -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits with banks or other financial institutions, and short-term, highly liquid investments with original maturities of three months or less.

     INVENTORY -- Inventory consists of crude oil accumulated in the Company's own storage tanks and is valued at the posted market price at the end of the year.

     PROPERTY AND EQUIPMENT -- The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting in accordance with Statement of Financial Accounting Standards No. 19. The costs incurred to acquire property (proved and unproved) and all development costs and exploratory costs which find proved oil and gas reserves are capitalized. The costs of exploratory wells drilled are capitalized until determination is made as to whether such wells have found proved oil and gas reserves. Upon final determination, such costs are charged to operations if no reserves are found or are capitalized as producing oil and gas properties. Total cost capitalized for oil and gas producing activities that exceed the estimated discounted future net cash flows related to oil and gas reserve quantities are charged to expense on a quarterly basis.

     DEPRECIATION, DEPLETION AND AMORTIZATION -- Depreciation, depletion and amortization of producing oil and gas properties are provided under the unit-of-production method, comparing production to estimated proved developed oil and gas reserves.

     Other property and equipment are depreciated on a straight-line basis over their estimated useful lives.

     INCOME TAXES -- The Company follows the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES, which requires the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured using the enacted tax rates that are assumed will still be in effect when the differences are expected to reverse. The effect on deferred taxes of a change in a tax rate is recognized in the statement of income for the period covering the enactment date.

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


     USE OF ESTIMATES -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS -- Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates set forth below for the Company's financial instruments:

          Accounts receivable, accounts payable, payable to interest owners and accrued expense -- The carrying amounts approximate fair value because of the short maturity of these instruments.

     The fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(2)  LIQUIDITY AND FINANCIAL CONDITION

     At current oil prices at year end December 31, 1995, the Company will lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations. The Company continues to consume liquid assets to fund operations, with cash and equivalents declining 42.0% from December 31, 1994, to December 31, 1995. Total assets declined by 23.0% and, due to the net loss of $171,620, there is a stockholders' deficit of $81,682.

     Management is examining available financing alternatives to enable it to remain in operation until oil prices begin to recover. These alternatives range from seeking outside equity capital to permit continued or expanded operations, with the hope of lowering average direct lifting costs, to shutting down all but minimal operations utilizing only a skeleton staff, putting the Company in a suspended state for as long as assets permit. Management is also examining the possibility of realizing value for the Company's remaining assets, including, if necessary, dissolution. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  CASH SURRENDER VALUE LIFE INSURANCE

     In 1993, the Company borrowed $78,666 against a life insurance policy. No payments have been paid on the principal as of December 31, 1995.
The stated rate of interest is 8%.  There are no terms for repayment.
The outstanding loan amount has been netted against the cash surrender value of the policy which totaled $114,071 at December 31, 1995.

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


(4)  INCOME TAXES

     There was no income tax expense (benefit) reported for the years ended December 31, 1995 and 1994.

     The following table presents reconciliations of the expected tax expense (benefit) using the statutory federal tax rates of 34% in 1995 and 1994, and the Company's actual tax benefit:

                                                      1995          1994
                                                 ----          ----
Tax (benefit) at the statutory
  federal rate                              $  (58,351)       (61,315)
Increase in valuation allowance                 38,525         41,881
Other, net                                      19,826         19,434
                                              --------      ---------
                                            $      ___            ___
                                              ========       ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are presented below.

                                                      1995          1994
                                                 ----          ----
Deferred tax assets:
  Net property and equipment, principally
    due to differences in depreciation      $    57,401        90,902
  Tax net operating loss carryforward           418,762       368,838
  Capital loss carryforward                      97,223        97,223
  Statutory depletion carryforward              275,671       253,569
                                              ---------     ---------
      Total gross deferred tax assets           849,057       810,532
      Less valuation allowance                 (849,057)     (810,532)
                                              ---------     ---------
      Net deferred tax assets               $       ___           ___
                                              =========     =========

     Due to the Company's history of net operating losses and the uncertainties that affect the ultimate realization of the above deferred tax amounts, the Company has recorded a 100% valuation allowance applicable to these deferred tax assets. The Company will periodically review the realizability of these assets and adjust the related valuation allowance as needed.

     The valuation allowance for deferred tax assets of approximately $849,000 at December 31, 1995, has increased approximately $38,000 (the same as the increase in certain deferred tax assets) from the amount determined at January 1, 1995. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

               PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     At December 31, 1995, the Company has a capital loss carryforward of approximately $286,000 that expires in 1996. Additionally, the Company has federal tax net operating loss carryforwards of approximately $1,232,000 which expire between 2003 and 2010, which could be used to offset future federal taxable income. The Company has a statutory oil and gas depletion carryforward of approximately $811,000, which has no expiration date.

There were no taxes paid in 1995 and 1994.

(5)  PAYABLE TO INTEREST OWNERS

     The Company has recorded as a payable totaling $244,078 to approximately 100 individual owners of royalty, working interests, and/or overriding royalty interests as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

(6)  BUSINESS AND CREDIT CONCENTRATIONS

     The Company has been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island Field and the Shreveport Field, both in Caddo Parish,
Louisiana.

     The Company is primarily involved in the production of oil which is sold to approximately nineteen oil companies. The Company had sales to two major customers in 1995 and 1994 as follows:

                                      1995             1994
                                      ----             ----

     Customer 1                   $  223,000          251,000
     Customer 2                      549,000          559,000
                                     -------          -------
                                  $  772,000          810,000
                                     =======          =======

(7)  NET LOSS PER SHARE

     Net loss per share of common stock was computed on the weighted average number of shares outstanding of 1,597,241 for 1995 and 1994, respectively.

(8)  AFFILIATED PARTNERSHIPS

     The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note 9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


Indebtedness to partnerships for their portion of undistributed net revenue was approximately $17,654 at December 31, 1995, and is included in accounts payable.

(9)  OTHER OPERATING INCOME AND LEASE OPERATING EXPENSE

     Other operating income for the years ended December 31, 1995 and 1994, consists of the following:

                                               1995         1994
                                               ----         ----
Affiliated partnerships - operations
  and administration fee                   $  12,667       13,308
Other                                          2,115          382
                                              ------       ------
                                           $  14,782       13,690
                                              ======       ======

     Lease operating expense includes severance tax of $20,027 and $26,666, for the years ended December 31, 1995 and 1994, respectively.

(10) RELATED PARTY TRANSACTIONS

Payable to officer, net, consists of the following:

         Accrued salary plus interest                $  212,646
         Note payable to Company plus interest          (37,338)
         Advances                                       (64,600)
                                                        -------
                                                     $  110,708
                                                        =======

Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 1995 and 1994 were $10,847 and $7,238, respectively. The note payable represents a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bears interest at an annual rate of one-quarter of a percent in excess of prime rate of a bank. Interest included in income during 1995 was $2,324. Advances are non-interest bearing.

                            *  *  *  *  *

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Supplemental Oil and Gas Information
                                (unaudited)


                     OIL AND GAS PRODUCING ACTIVITIES

Information shown in Schedules 1 through 4 are presented in accordance with Statement of Financial Accounting Standards No. 69, DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES.

Capitalized Costs Relating to Oil and Gas Producing Activities-Schedule 1
-------------------------------------------------------------------------
This schedule presents the capitalized costs of proved oil and gas properties along with the applicable accumulated depreciation, depletion, and amortization.

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities-Schedule 2
--------------------------------------------------------------------
This schedule presents costs incurred in oil and gas producing activities by type of expenditure.

Estimated Net Quantities of Proved Oil and Gas Reserves-Schedule 3
------------------------------------------------------------------
All of the Company's oil and gas reserves are located in one geographic area within the continental United States. Reserves cannot be measured exactly since reserve estimates involve many subjective judgments and must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data, and economic changes.

Proved reserves are those quantities of oil and gas that appear with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions at that time. As additional information becomes available or conditions change, estimates must be revised. Significant declines in the price of crude oil or significant technological changes may render these reserves to be uneconomical to develop. The last analysis of geological and engineering data performed by the Company to estimated proved reserves was performed in 1974. Since 1974, changes in proved reserves have been made for the results of annual production volumes, management estimates, and revisions identified in a 1989 analysis of proved developed reserves.

Proved developed reserves are those quantities of proved oil and gas reserves that are recoverable through existing wells within existing equipment and operating methods. The last analysis of geological and engineering data performed by the Company to estimated proved developed reserves was performed as of January 1, 1989. Since 1989, changes in proved developed reserves have been made for the results of annual production volumes.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities-Schedule 4
---------------------------------------------------------------------------
Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $17.83 per barrel for oil at December 31, 1995) to estimated quantities of proved

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Supplemental Oil and Gas Information
                                (unaudited)


developed reserves as of each year end. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

The Company cautions readers that the standardized measure information, which places a value on proved reserves, is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation which would likely have resulted in significantly different amounts. This information is disclosed in accordance with Statement No. 69 solely to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. Management of the Company does not rely on the computations in Schedule 4 when making investment and operating decisions.

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 1995 and 1994.

                                                                 SCHEDULE 1
                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Capital Costs Relating to Oil and Gas
                           Producing Activities

                             December 31, 1995
                                (unaudited)


                                                              1995
                                                              ----
Proved properties                                         $ 4,367,671
Other                                                         327,041
                                                            ---------
                                                            4,694,712
Accumulated depreciation, depletion
  and amortization                                          4,652,801
                                                            ---------

Net capitalized costs                                     $    41,911
                                                            =========




NOTE:  Included in capitalized Costs at December 31, 1995, is $746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.


                                                                 SCHEDULE 2
                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

            Costs Incurred in Oil and Gas Property Acquisition,
                  Exploration, and Development Activities

                  Years ended December 31, 1995 and 1994
                                (unaudited)


                                                  1995             1994
                                                  ----             ----
Developmental costs                           $  18,935           31,604
                                                =======          =======



                                                                 SCHEDULE 3
                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                        Estimated Net Quantities of
                        Proved Oil and Gas Reserves

                  Years ended December 31, 1995 and 1994
                                (unaudited)


                                                 1995            1994
                                                 ----            ----
                                                Barrels         Barrels
                                                of Oil          of Oil
                                                -------         -------
Proved reserves:
  Beginning of year                            5,571,900       5,629,218
  Production                                     (50,854)        (57,318)
  Sales of minerals in place                      (4,065)            ---
  Revisions, extensions and discoveries              ---             ---
                                               ---------       ---------
End of year                                    5,516,981       5,571,900
                                               =========       =========


                                                 Barrels
                                                 of Oil
                                                 -------
Proved developed reserves:

  December 31, 1995                              356,454
                                                 =======

  December 31, 1994                              411,373
                                                 =======




NOTE-The proved and proved developed reserves are all located within the United States.























                                                                 SCHEDULE 4

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

            Standardized Measure of Discounted Future Net Cash
              Flows Relating to Proved Oil and Gas Quantities

                  Years ended December 31, 1995 and 1994
                                (unaudited)

                                            1995              1994
                                            ----              ----
                                                (in thousands)
Future cash inflows                      $  6,428             6,512
Future production and development
  cost                                     (4,582)           (5,093)
Future income tax (expense)
  benefit                                     ---               ---
                                          -------           -------

Future net cash flows (deficit)             1,846             1,419
10% annual discount for estimated
  timing of cash flows (deficit)             (664)             (547)

                                          -------           -------
Standardized measure of discounted
  future net cash flows (deficit)        $  1,182               872
                                          =======           =======

Principal sources of change in the standardized measure of discounted future net cash flows for the years shown:

                                            1995              1994
                                            ----              ----
                                                (in thousands)
Net changes in prices and production
  cost, including excise taxes            $   386             3,814
Sales and transfers of oil and gas
  produced, net of production costs           184               161
Net change due to revisions,
  extensions, and discoveries                 ---               ---
Net change due to purchase (sales) of
  minerals-in-place                           (69)              ---
Development cost incurred during the
  period                                       19                27
Accretion of discount                          87              (416)
Change in production rates (timing)
  and other                                  (297)            2,994
                                           ------            ------
                                          $   310             6,580
                                           ======            ======

NOTE-The proved and proved developed reserves are located within the United
States.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                 PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  The Directors of Petrol are as follows:

                                Position with the Company
                                and Business Experience            Director
Name                  Age       During Past Five Years              Since
----                  ---       -------------------------          --------
Joseph M. Rodano       59       Chairman of the Board of             1972
                                Directors, President
                                and Chief Executive Officer
                                of Petrol since 1972;
                                Treasurer of Petrol since
                                1980; Assistant Secretary
                                since March, 1996.

Robert M. Bontempi     64       Director, Retired; Bond              1972
                                Salesman, Thomson McKinnon
                                Securities, 1983-1988.

Arlys C. Milan         41       Vice President of Petrol             1994
                                since 1990; Office Manager
                                for more than 4 years prior
                                thereto; elected to Board
                                of Directors in August,
                                1994; Secretary since
                                March, 1996.

     All Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualify.

     (b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                                    Position with the Company and Business
Name                     Age        Experience During Past Five Years
----                     ---        --------------------------------------
Joseph M. Rodano         59         See "Directors" above.

Howard E. Chase          59         Secretary of Petrol since November,
                                    1982; is still associated with the law
                                    firm of Morrison Cohen Singer &
                                    Weinstein, LLP; President and
                                    Chief Executive Officer of DeTomaso
                                    Industries, Inc. since September, 1995.
                                    Mr. Chase resigned his position as
                                    Secretary effective February 21, 1996.

Arlys C. Milan           41         See "Directors" above.

Jimmy S. Foster          52         Vice President of Petrol since April,
                                    1990; Field Supervisor for more than
                                    five years prior thereto.

     All Officers serve at the pleasure of the Board of Directors.

     (c)  Significant Employees.

              None.

     (d)  Family Relationships.

              None.

     (e)  Business Experiences.

              See (a) and (b) above.

     (f)  Involvement in Legal Proceedings.

              Not applicable to any person listed in (a) or (b) above.

     The Company has no standing audit, nominating or compensation committees, or committees performing similar functions. The Board of Directors met once in 1995.


ITEM 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

     The following table shows, for the three most recently ended fiscal years ended December 31, the cash compensation paid or accrued for those years to the Chief Executive Officer of the Company who is the only one among the four most highly compensated executive officers of the Company whose aggregate annual salary and bonus paid in compensation for services rendered in all the capacities in which he served exceeded $100,000 for the Company's last fiscal year:

                                            SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
                                       Annual Compensation               Awards         Payouts
                               ___________________________________  ________________________________
Name and                                                            Restricted                         All Other
Principal                                           Other Annual      Stock     Options/    LTIP      Compensation
Position                 Year  Salary($)  Bonus($)  Compensation($)  Awards($)   SARs(#)  Payouts($)      ($)
---------                ----  ---------  --------  --------------- ----------  --------  ----------  ------------
Joseph M. Rodano,        1994   125,000      -           -              -           -        -              -
 President, Chief        1995   125,000      -           -              -           -        -              -
 Executive Officer,
 and Chairman of the
 Board


Stock Option Grants

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 1995 and 1994 to Mr. Rodano.

                                OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
_________________________________________________________________________________________________________________
                    Individual Grants
____________________________________________________________
                      Percent of                                Potential Realizable Value
                        Total                                   at Assumed Annual Rates of   (Alternative to
                       Options/                                  Stock Price Appreciation    Potential Realizable
                        SARs                                        For Option Term          Realizable Value)
           Options/   Granted to                                __________________________   ____________________
            SARs      Employees    Exercise or
           Granted    in Fiscal    Base Price     Expiration                                      Grant Date
Name         (#)        Year         ($/Sh)          Date          5%($)          10%($)        Present Value $
----       -------    ----------   -----------    ----------       -----          ------        ---------------
NOT APPLICABLE


Stock Option Exercises

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 1995 or 1994 and did not have any unexercised options at the fiscal year-end.

                  AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES

                                                                                 Value of Unexercised
                                                 Number of Unexercised               In-the-Money
               Shares                               Option/SARs at                  Option/SARs at
              Acquired                                 FY-End(#)                      FY-End ($)
                on             Value          ___________________________     ___________________________
Name         Exercise(#)     Realized($)      Exercisable   Unexercisable     Exercisable   Unexercisable
----         -----------     -----------      -----------   -------------     -----------   -------------
NOT APPLICABLE


Long-Term Incentive Plan Awards in Last Fiscal Year

     There were no awards made in the fiscal year ended December 31, 1995 and 1994 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

                           LONG-TERM INCENTIVE PLANS - AWARDS
                                   IN LAST FISCAL YEAR
____________________________________________________________________________________________________
                                                            Estimated Future Payouts Under Non-Stock
          Number of Shares,                                            Price-Based Plans
           Units or Other        Performance or Other       ________________________________________
               Rights           Period Until Maturation     Threshold         Target         Maximum
Name            (#)                   or Payout             ($ or #)         ($ or #)        ($ or #)
----      -----------------     -----------------------     ---------        --------        --------
NOT APPLICABLE


     Howard Chase, Secretary of Petrol, is associated with the firm of Morrison Cohen Singer & Weinstein, LLP. He resigned his position as Corporate Secretary effective February 2, 1996.

     Except as described above, no annuity, pension or retirement benefits, plans for cash or non-cash compensation or other existing plans or arrangements for remunerating officers and directors, other than salary, are presently in effect. The Company does not have any stock option, stock appreciation or other form of incentive plan or arrangement for its management or employees.

     Non-management directors were paid an annual fee of $800 in 1995, with the remainder of the fees being accrued.

     There are no retirement, resignation or termination arrangements with executive officers due to change in control of the Company, or for any other reason.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following table sets forth, as of March 19, 1996, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

              Name of              Amount and Nature           Percent
          Beneficial Owner      of Beneficial Ownership        of Class
          ----------------      -----------------------        --------
          Joseph M. Rodano          409,825 (direct)             25.6%

     (b) The following table sets forth, as of March 19, 1996, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the four next most highly compensated officers, and by all directors and officers as a group:

              Name of              Amount and Nature           Percent
          Beneficial Owner      of Beneficial Ownership        of Class
          ----------------      -----------------------        --------
          Joseph M. Rodano          409,825 (direct)            25.6%

          Robert M. Bontempi              0                      0.0%

          Howard E. Chase             1,000 (direct)              .06%

          Arlys C. Milan                  0                      0.0%

          Jimmy S. Foster                 0                      0.0%

     (c) CHANGES IN CONTROL: There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control thereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS: In April, 1995, the Company loaned its president the principal sum of $35,000, repayable on demand; the loan bears interest at an annual rate of one-quarter of a percent in excess of the prime rate.

     (b)  Certain Business Relationships of Directors.

          Not applicable.

     (c)  Indebtedness of Management in excess of $60,000.

          Not applicable.

     (d)  Transactions with Promoters.

          Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          1.  Exhibits

              3(a) Certificate of Incorporation of the Company, and amendments thereto (Filed as Exhibit 3(a) to the Company's 1981 Annual Report on Form 10-K and incorporated herein by reference).

              3(b) By-laws of the Company (Filed as Exhibit 3(b) to the Company's 1981 Annual Report on Form 10-K and incorporated herein by reference).


              10(a) Compromise Agreement between Petrol Industries, Inc. and Enron Oil Trading & Transportation Company dated as of November 30, 1992 (contained in the Company's 1992 Annual Report on Form 10-K).

              10(b) Compromise Agreement between and among Petrol Industries, Inc., Oryx Energy Company and Enron Oil Trading & Transportation Company dated as of November 30, 1992 (contained in the Company's 1992 Annual Report on Form 10-K).

              22 Subsidiaries of the Company (Filed as Exhibit 22 to Registrant's 1981 Annual Report on Form 10-K and incorporated herein by reference).

              (b)  Reports on Form 8-K

                   None filed during the last quarter of 1995.

                                SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PETROL INDUSTRIES, INC.


March 29, 1996                         By:    Joseph M. Rodano
                                          --------------------------------
                                          Joseph M. Rodano
                                          President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 29, 1996                      By:     Joseph M. Rodano
                                       -----------------------------------
                                       Joseph M. Rodano - Director


March 29, 1996                      By:     Robert Bontempi
                                       -----------------------------------
                                       Robert Bontempi - Director


March 29, 1996                      By:     Arlys C. Milan
                                       -----------------------------------
                                       Arlys C. Milan - Director

                                 EXHIBIT INDEX


     Exhibit
       No.                                              Description
     -------                                            -----------
       27                                         Financial Data Schedule