Form 10QSB
period 1996-03-31
PETROL INDUSTRIES INC
filed 1996-05-14
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
OMB Approval
OMB Number: xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     [xx] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the quarterly period ended:     March 31, 1996

     [  ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _________________ to ____________________

     Commission file number:     0-3912

                           PETROL INDUSTRIES, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                      75-1282449
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

        202 N. THOMAS, SUITE 4              SHREVEPORT, LA  71107-6539
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

Item 1.  Financial Statements
                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   March 31,      December 31,
                                                     1996             1995
                                                  (unaudited)
                                                   ---------      ------------
                 ASSETS
Current assets:
  Cash and cash equivalents                       $   173,901         170,012
  Accounts receivable:
    Trade                                              85,815          79,136
    Other                                               9,498          11,852
                                                    ---------       ---------
                                                       95,313          90,988
  Inventory                                            37,184          29,990
  Prepaid expenses                                     17,385          15,208
                                                    ---------       ---------
          Total current assets                        323,783         306,198
                                                    ---------       ---------
Property and equipment, at cost:
  Land                                                  7,000           7,000
  Developed and undeveloped oil and gas properties-
    successful efforts method                       4,366,904       4,366,904
  Trucks and other operating equipment                327,041         327,041
  Furniture and fixtures                               37,072          37,072
                                                    ---------       ---------
                                                    4,738,017       4,738,017
  Less accumulated depreciation, depletion and
        amortization                                4,688,730       4,687,020
                                                    ---------       ---------
                                                       49,287          50,997
                                                    ---------       ---------
Cash surrender value of life insurance, net            42,151          39,376
Other assets                                            1,107           1,107
                                                    ---------       ---------
                                                  $   416,328         397,678
                                                    =========       =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    41,177          42,219
  Payable to interest owners                          251,467         244,078
  Payable to officer, net                             151,312         110,708
  Accrued expenses                                     96,263          82,355
                                                    ---------       ---------
          Total current liabilities                   540,219         479,360

Stockholders' equity:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding               ---             ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and oustanding 1,597,241 shares
    in 1995 and 1994                                  159,724         159,724
  Accumulated deficit                                (283,615)       (241,406)
                                                    ---------       ---------
          Total stockholders' equity (deficit)       (123,891)        (81,682)
                                                    ---------       ---------
                                                  $   416,328         397,678
                                                    =========       =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations

                  Three months ended March 31, 1996 and 1995
                                 (unaudited)


                                                        1996            1995
                                                        ----            ----
Revenues:
  Oil and gas sales                                 $  210,452        218,085
  Other operating income                                 3,573          2,630
                                                     ---------      ---------
                                                       214,025        220,715
                                                     ---------      ---------
Expenses:
  Lease operating expense                              165,311        153,979
  General and administrative                            86,926         84,619
  Depreciation, depletion and amortization               1,710          3,525
                                                     ---------      ---------
                                                       253,947        242,123
                                                     ---------      ---------
           Operating loss                              (39,922)       (21,408)

Other income and (expense):
  Gain on sale of assets                                   ---          4,212
  Interest income                                        2,321          2,576
  Interest expense                                      (4,608)        (3,722)
                                                     ---------      ---------
                                                        (2,287)         3,066
                                                     ---------      ---------
           Net loss                                    (42,209)       (18,342)
                                                     =========      =========

Net loss per share                                        (.03)          (.02)
                                                     =========      =========

Average common shares outstanding                    1,597,241      1,597,241
                                                     =========      =========



















                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                  Three months ended March 31, 1996 and 1995
                                     (unaudited)



                                                          1996          1995
                                                          ----          ----
Operating activities:
  Net loss                                            $  (42,209)     (18,342)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation, depletion and amortization             1,710        3,525
      Gain on sale of assets                                 ---       (4,212)
      Losses on retirements of property and
        equipment included in lease operating expenses       ---        4,847
      Decrease (increase) in cash surrender value
        of life insurance                                 (2,775)      (2,775)
      Other                                                  ---          ---
      Decrease (increase) in accounts receivable          (4,325)      (6,532)
      Decrease (increase) in inventory                    (7,194)     (19,417)
      Decrease (increase) in prepaid expenses             (2,177)         904
      Increase (decrease) in accounts payable, accrued
        expenses, payable to interest owners and
          and officer                                     60,859       31,288
                                                       ---------    ---------
          Net cash used (provided) by operating            3,889      (10,714)
            activities

Investing activities:
  Purchases of property and equipment                        ---       (8,352)
  Proceeds from sale of property and equipment               ---       12,550
                                                       ---------    ---------
          Net cash (used) provided by investing
            activities                                       ---        4,198

Financing activities-purchase and retirement of
  common stock                                               ---          ---

Increase (decrease) in cash and cash equivalents           3,889       (6,516)
Cash and cash equivalents at beginning of period         170,012      292,795
                                                       ---------    ---------
Cash and cash equivalents at end of period            $  173,901      286,279
                                                       =========    =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                  Three months ended March 31, 1996 and 1995
                                 (unaudited)



                                                         1996          1995
                                                         ----          ----
Stockholders' equity at January 1                    $  (81,682)       89,938

  Retirement of stock                                       ---           ---

  Net loss for the three-month period                   (42,209)      (18,342)
                                                      ---------      --------
Stockholders' equity at March 31                     $ (123,891)       71,596
                                                      =========     =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair state-ment of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 1995 Annual Report on Form 10-KSB.

2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 1995 or 1994.

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March 31. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.

                                                Total Number of
                                              Shares Outstanding
                                              1996          1995
                                              ----          ----
       January 31                           1,597,241     1,597,241
       February 28                          1,597,241     1,597,241
       March 31                             1,597,241     1,597,241

4. The expected tax benefit resulting from operating losses for the first three months of 1996 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Oil and gas sales revenues were essentially lower during the first quarter of 1996, caused principally by a slight decline in production as compared to the 1995 period. The Company's net loss increased to $42,209, or ($.03) per share, compared to a net loss of $18,342, or ($.02) per share in the 1995 period.

     With an approximate 3.2% decrease in revenues and an approximate 4.9% increase in expenses, the Company sustained an operating loss of $39,922 in the first quarter of 1996, compared to an operating loss of $21,408 in the first quarter of 1995. Oil prices averaged $18.00 per barrel ($17.88 including the barrel equivalent of gas sold by the Company during the period) during the first quarter of 1996, compared to an average of $16.75 per barrel in the 1995 period ($16.65 including the barrel equivalent of gas sold during the period).

     The Company had cash and cash equivalents at March 31, 1996 of $173,901, compared to $170,012 at the end of the 1995 fiscal year.

     Management estimates that it owes $251,467 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

                                  SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 13, 1996


                                      PETROL INDUSTRIES, INC.


                                      By:       Joseph M. Rodano
                                         --------------------------------
                                         Joseph M. Rodano
                                         President and Treasurer

                                EXHIBIT INDEX


     Exhibit
       No.                                       Description
     -------                                     -----------
       27                                  Financial Data Schedule