Form 10QSB
period 1996-06-30
PETROL INDUSTRIES INC
filed 1996-08-13
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:            June 30, 1996

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

           YES [  ]        NO [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   1,599,731

Item 1.  Financial Statements

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   June 30,      December 31,
                                                     1996            1995
                                                  (unaudited)
                                                   ---------     -----------
           ASSETS
Current assets:
  Cash and cash equivalents                      $  221,346      $  170,012
  Accounts receivable:
    Trade                                            70,454          79,136
    Other                                             9,498          11,852
                                                  ---------       ---------
                                                     79,952          90,988
  Inventory                                          38,058          29,990
  Prepaid expenses                                   20,649          15,208
                                                  ---------       ---------
          Total current assets                      360,005         306,198
                                                  ---------       ---------
Property and equipment, at cost:
  Land                                                7,000           7,000
  Developed and undeveloped oil and gas
    properties successful efforts method          4,258,075       4,366,904
  Trucks and other operating equipment              328,566         327,041
  Furniture and fixtures                             37,072          37,072
                                                  ---------       ---------
                                                  4,630,713       4,738,017
  Less accumulated depreciation, depletion and
        amortization                              4,581,263       4,687,020
                                                  ---------       ---------
                                                     49,450          50,997
                                                  ---------       ---------
Cash surrender value of life insurance, net          44,926          39,376
Other assets                                          1,107           1,107
                                                  ---------       ---------
                                                 $  455,488      $  397,678
                                                  =========       =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $   38,477      $   42,219
  Payable to interest owners                        259,499         244,078
  Payable to officer, net                           183,641         110,708
  Accrued expenses                                  112,596          82,355
                                                  ---------       ---------
          Total current liabilities                 594,213         479,360
                                                  ---------       ---------
Stockholders' equity:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding             ---             ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,231 and
    1,597,241 shares in 1996 and 1995, respectively 159,723         159,724
  Accumulated deficit                              (298,448)       (241,406)
                                                  ---------       ---------
          Total stockholders' equity               (138,725)        (81,682)
                                                  ---------       ---------
                                                 $  455,488      $  397,678
                                                  =========       =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)



                                   Quarter Ended         Six Months Ended
                                      June 30,               June 30,
                                  1996        1995        1996       1995
                               --------------------   --------------------
Revenues:
  Oil and gas sales           $  230,142    207,219     440,594    425,304
  Other operating income           3,598      3,232       7,171      5,862
                               ---------  ---------   ---------  ---------
                                 233,740    210,451     447,765    431,166
                               ---------  ---------   ---------  ---------
Expenses:
  Lease operating expense        174,783    170,065     340,094    324,044
  General and administrative      88,869     83,076     175,795    167,695
  Depreciation, depletion and
    amortization                   1,710      3,525       3,420      7,050
                               ---------  ---------   ---------  ---------
                                 265,362    256,666     519,309    498,789
                               ---------  ---------   ---------  ---------

           Operating loss        (31,622)   (46,215)    (71,544)   (67,623)
                               ---------  ---------   ---------  ---------

Other income and (expense):
  Gain on sale of assets          19,473        ---      19,473      4,212
  Interest income                  2,431      2,901       4,752      5,477
  Interest expense                (5,114)    (4,270)     (9,722)    (7,992)
                               ---------  ---------   ---------  ---------
                                  16,790     (1,369)     14,503      1,697
                               ---------  ---------   ---------  ---------



            Net loss          $  (14,832)   (47,584)    (57,041)   (65,926)
                               =========  =========   =========  =========

Net loss per share            $     (.01)      (.03)       (.04)      (.05)
                               _________  _________   _________  _________

Average common shares          1,597,231  1,597,241   1,597,231  1,597,241
 outstanding                   =========  =========   =========  =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                   Six months ended June 30, 1996 and 1995
                                 (unaudited)



                                                       1995            1994
                                                       ----            ----
Operating activities:
  Net loss                                          $ (57,041)        (65,926)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization          3,420           7,050
      Gain on sale of assets                          (19,473)         (4,212)
      Losses on retirements of property and
        equipment included in lease operating
        expenses                                        2,968           9,361
      Decrease (increase) in cash surrender
        value of life insurance                        (5,550)         (5,550)
      Other                                               ---             ---
      Decrease (increase) in accounts receivable       11,036           2,909
      Decrease (increase) in inventory                 (8,068)        (13,047)
      Decrease (increase) in prepaid expenses          (5,441)          5,649
      Increase (decrease) in accounts payable, accrued
        expenses, payable to interest owners
        and officer                                   114,853          51,618
                                                      -------         -------
          Net cash provided (used) by operating
           activities                                  36,704         (12,148)
Investing activities:
  Purchases of property and equipment                  (5,368)        (16,116)
  Proceeds from sale of property and equipment         20,000          12,550
                                                      -------         -------
          Net cash (used) provided by investing
            activities                                 14,632          (3,566)
                                                      -------         -------
Financing activities-purchase and retirement of
  common stock                                             (2)            ---
                                                      -------         -------

Increase (decrease) in cash and cash equivalents       51,334         (15,714)
Cash and cash equivalents at beginning of period      170,012         292,795
                                                      -------         -------
Cash and cash equivalents at end of period          $ 221,346         277,081
                                                      =======         =======

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                   Six months ended June 30, 1996 and 1995
                                 (unaudited)


                                                        1996            1995
                                                        ----            ----
Stockholders' equity at January 1                  $  (81,682)      $  89,938

  Retirement of stock                                      (2)            ---

  Net loss for the six-month period                   (57,041)        (65,926)
                                                     --------        --------
Stockholders' equity at June 30                    $ (138,725)      $  24,012
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

     3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the six months ended June 30. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.

                                              Total Number of
                                            Shares Outstanding
                                         1996                1995
                                       ---------           ---------
       January 31                      1,597,241           1,597,241
       February 28                     1,597,241           1,597,241
       March 31                        1,597,241           1,597,241
       April 30                        1,597,241           1,597,241
       May 31                          1,597,231           1,597,241
       June 30                         1,597,231           1,597,241

     4. The expected tax benefit resulting from operating losses for the first six months of 1996 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


     Oil and gas revenues increased approximately 11.1% in the second quarter of 1996, compared to the second quarter of 1995, the result being a slight increase in oil prices. The Company's net loss for the period decreased to $14,832, or ($.01) per share, compared to $47,584 in the 1995 period, or ($.03) per share.

     The Company sustained an operating loss of $31,622 in the second quarter of 1996, compared to an operating loss of $46,215 in the prior year's second quarter. For the six month period ended June 30, 1996, the Company's net loss decreased approximately 13.5% to $57,041 from the $65,926 net loss in the prior year's period.

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

     Oil prices averaged $19.99 per barrel ($19.88 including the barrel equivalent of gas) during the second quarter of 1996, compared to an average of $17.47 per barrel in the 1995 period ($17.35 including the barrel equivalent of gas). For the six month period, oil prices averaged $19.00 per barrel in 1996 ($18.89 including the barrel equivalent of gas) compared to $17.12 ($17.01 including the barrel equivalent of gas) in 1995.

     The Company had cash and cash equivalents at June 30, 1996 of $221,346, compared to $170,012 at the end of the 1995 fiscal year. Management estimates that it owes $259,499 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

                                  SIGNATURE
                                  ---------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PETROL INDUSTRIES, INC.



Dated:  August 13, 1996             By:    s/  Joseph M. Rodano
                                       --------------------------------------
                                       Joseph M. Rodano
                                       President and Treasurer

                                EXHIBIT INDEX


     Exhibit
       No.                                     Description
     -------                                   -----------
       27                                Financial Data Schedule