Form 10QSB
period 1996-09-30
PETROL INDUSTRIES INC
filed 1996-11-12
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:            September 30, 1996

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

           YES [  ]        NO [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   1,599,696

Item 1.  Financial Statements

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                 September 30,   December 31,
                                                     1996            1995
                                                  (unaudited)
                                                 -------------   -----------
           ASSETS
Current assets:
  Cash and cash equivalents                        $  231,406    $  170,012
  Accounts receivable:
    Trade                                              86,605        79,136
    Other                                               9,498        11,852
                                                    ---------     ---------
                                                       96,103        90,988

  Inventory                                            46,525        29,990
  Prepaid expenses                                     12,880        15,208
                                                    ---------     ---------
          Total current assets                        386,914       306,198
                                                    ---------     ---------
Property and equipment, at cost:
  Land                                                  7,000         7,000
  Developed and undeveloped oil and gas
    properties successful efforts method            4,258,432     4,366,904
  Trucks and other operating equipment                330,674       327,041
  Furniture and fixtures                               37,072        37,072
                                                    ---------     ---------
                                                    4,633,178     4,738,017
  Less accumulated depreciation, depletion and
        amortization                                4,582,973     4,687,020
                                                    ---------     ---------
                                                       50,205        50,997
                                                    ---------     ---------
Cash surrender value of life insurance, net            47,701        39,376
Other assets                                            1,107         1,107
                                                    ---------     ---------
                                                   $  485,927    $  397,678
                                                    =========     =========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                 $   48,086    $   42,219
  Payable to interest owners                          269,268       244,078
  Payable to officer, net                             213,493       110,708
  Accrued expenses                                    131,261        82,355
                                                    ---------     ---------
          Total current liabilities                   662,108       479,360

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding               ---           ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 and
    1,597,241 shares in 1996 and 1995, respectively   159,720       159,724
  Accumulated deficit                                (335,901)     (241,406)
                                                    ---------     ---------
          Total stockholders' deficit                (176,181)      (81,682)
                                                    ---------     ---------
                                                   $  485,927    $  397,678
                                                    =========     =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)


                                   Quarter Ended       Nine Months Ended
                                   September 30,          September 30,
                                 1996        1995       1996       1995
                               --------------------   --------------------
Revenues:
  Oil and gas sales           $  245,766    205,270     686,360    630,574
  Other operating income           3,741      3,475      10,912      9,337
                               ---------  ---------   ---------  ---------
                                 249,507    208,745     697,272    639,911
                               ---------  ---------   ---------  ---------
Expenses:
  Lease operating expense        192,366    174,452     532,460    498,496
  General and administrative      89,836     84,974     265,631    252,669
  Depreciation, depletion and
    amortization                   1,710      3,525       5,130     10,575
                               ---------  ---------   ---------  ---------
                                 283,912    262,951     803,221    761,740
                               ---------  ---------   ---------  ---------

           Operating loss        (34,405)   (54,206)   (105,949)  (121,829)
                               ---------  ---------   ---------  ---------

Other income and (expense):
  Gain on sale of assets             ---        ---      19,473      4,212
  Interest income                  2,635      3,261       7,387      8,738
  Interest expense                (5,680)    (4,657)    (15,402)   (12,649)
                               ---------  ---------   ---------  ---------
                                  (3,045)    (1,396)     11,458        301
                               ---------  ---------   ---------  ---------





            Net loss          $  (37,450)   (55,602)    (94,491)  (121,528)
                               =========  =========   =========  =========

Net loss per share            $     (.02)      (.04)       (.06)      (.08)
                               =========  =========   =========  =========

Average common shares          1,597,196  1,597,241   1,597,196  1,597,241
 outstanding                   =========  =========   =========  =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                 Nine months ended September 30, 1996 and 1995
                                 (unaudited)



                                                       1996           1995
                                                       ----           ----
Operating activities:
  Net loss                                          $  (94,491)     (121,528)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Depreciation, depletion and amortization           5,130        10,575
      Gain on sale of assets                           (19,473)       (4,212)
      Losses on retirements of property and
        equipment included in lease operating
        expenses                                         3,667        13,124
      Increase in cash surrender value of life
        insurance                                       (8,325)       (8,325)
      Decrease (increase) in accounts receivable        (5,115)       19,670
      Increase in inventory                            (16,535)      (21,162)
      Decrease in prepaid expenses                       2,328         8,937
      Increase in accounts payable, accrued expenses
        payable to interest owners and officer         182,748        95,357
                                                      --------      --------
          Net cash (used) provided by operating
           activities                                   49,934        (7,564)

Investing activities:
  Purchases of property and equipment                   (8,532)      (17,299)
  Proceeds from sale of property and equipment          20,000        12,550
                                                      --------      --------
          Net cash (used) provided by investing
            activities                                  11,468        (4,749)

Financing activities:
  Purchase and retirement of common stock                   (8)          ---
                                                      --------      --------
                                                            (8)          ---

(Decrease) increase in cash and cash equivalents        61,394       (12,313)
Cash and cash equivalents at beginning of period       170,012       292,795
                                                      --------      --------
Cash and cash equivalents at end of period           $ 231,406       280,482
                                                      ========      ========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                   Nine months ended September 30, 1996 and 1995
                                 (unaudited)


                                                        1996            1995
                                                        ----           ----
Stockholders' equity (deficit) at January 1        $  (81,682)     $  89,938

  Retirement of stock                                      (8)           ---

  Net loss for the nine-month period                  (94,491)      (121,528)
                                                     --------       --------
Stockholders' deficit at September 30              $ (176,181)     $ (31,590)
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

                                              Total Number of
                                            Shares Outstanding
                                         1996                1995
                                       ---------           ---------
       January 31                      1,597,241           1,597,241
       February 28                     1,597,241           1,597,241
       March 31                        1,597,241           1,597,241
       April 30                        1,597,241           1,597,241
       May 31                          1,597,231           1,597,241
       June 30                         1,597,231           1,597,241
       July 31                         1,597,231           1,597,241
       August 31                       1,597,231           1,597,241
       September 30                    1,597,196           1,597,241

     4. The expected tax benefit resulting from operating losses for the first nine months of 1996 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


     Oil and gas sales revenues increased approximately 19.8% in the third quarter of 1996, compared to the third quarter of 1995, the result being an approximate 30% increase in oil prices. The Company's net loss decreased to $37,450, or ($.02) per share, compared to a net loss of $55,602, or ($.04) per share in the 1995 period. Revenues increased by 19.6%, but were offset by an increase in expenses by approximately 8.0% to $283,912 compared to $262,951 in the first nine months of 1995.

     The Company sustained an operating loss of $34,405 in the third quarter of 1996, compared to an operating loss of $54,206 in the third quarter of 1995. For the nine month period ending September 30, 1996, the Company's net loss decreased approximately 22.3% to $94,491 from the $121,528 net loss in the prior year's period. Operating losses in the 1996 period decreased approximately 13.1% compared to the 1995 period.

     Oil prices averaged $20.69 per barrel ($20.57 including the barrel equivalent of gas) during the third quarter of 1996, compared to an average of $15.92 per barrel in the 1995 period ($15.82 including the barrel equivalent of gas). For the nine month period, oil prices averaged $19.57 per barrel in 1996 ($19.45 including the barrel equivalent of gas) compared to $16.71 ($16.61 including the barrel equivalent of gas) in 1995.

     The Company had cash and cash equivalents at September 30, 1996, of $231,406 compared to $170,012 at the end of the 1995 fiscal year. Management estimates that it owes $269,268 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

     In September, 1996, Joseph M. Rodano, President and Treasurer of Petrol Industries, Inc., as well as a member of its Board of Directors, purchased a total of 2,000 Shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. The purchase was made in an open market transaction, and all of the shares purchased by Mr. Rodano were purchased with his personal funds. As of September 30, 1996, Mr. Rodano owns an aggregate of 411,825 Shares, comprising approximately 26% of the outstanding shares.

                                  SIGNATURE
                                  ---------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PETROL INDUSTRIES, INC.



Dated:   November 12, 1996          By:  Joseph M. Rodano
                                       --------------------------------------
                                         Joseph M. Rodano
                                         President and Treasurer

                                EXHIBIT INDEX


     Exhibit
       No.                                     Description
     -------                                   -----------
       27                                Financial Data Schedule