Form 10KSB
period 1996-12-31
PETROL INDUSTRIES INC
filed 1997-03-27
CIK 77864

                                FORM 10-KSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
(Mark One)                  Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1996

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

State the issuer's revenues for its most recent fiscal year:  $956,541

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of the stock as of March 21, 1997 was $549,435.

   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock, $.10 par value, outstanding as of March 21, 1997 was 1,597,196.

Transitional Small Business Disclosure Format:   Yes: [  ]   No: [ X ]

                   DOCUMENTS INCORPORATED BY REFERENCE:
                                   None
                            Page 1 of 34 Pages
                          Index appears at Page 9

                                    PART I


ITEM 1.   BUSINESS.

GENERAL DESCRIPTION.

     Petrol Industries, Inc. ("Petrol" or the "Company") was organized under the laws of the State of Nevada in 1968 as a wholly-owned subsidiary of Sovereign Industries, Inc. In 1970, Sovereign Industries, Inc. distributed a substantial portion of Petrol's common stock to its stockholders. Since the dates of their respective organizations, Petrol and its wholly-owned subsidiaries have been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island Field, and the Shreveport Field, both in Caddo Parish, Louisiana. Petrol and its wholly-owned subsidiaries currently employ 19 persons in the aggregate.

     As of December 31, 1996, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 332 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 290 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, approximately 30 of its wells will be placed back in operation during the course of 1997, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 20-25 wells will temporarily not be operating at any given time as maintenance is required. Management is carefully examining whether to suspend production on certain wells to conserve available capital and assets. During the course of 1996, the Company disposed of one of its leases which had become unprofitable to operate.

     Virtually all of the Company's oil production comes from property characterized as stripper well property, meaning that the wells located thereon produced an average of 10 barrels or less per day. In 1996, Petrol's interests in oil wells and gas wells taken together with oil wells owned by the limited partnerships organized in connection with its 1979, 1983 and 1984 drilling programs had a gross production of 44,969 barrels of oil and 3,441 MCF of gas, and production, net to Petrol, of 35,891 barrels of oil and 3,441 MCF of gas.

     The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.); the higher the gravity, the higher the price. Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 1996, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $20.34 per barrel of oil and $1.73 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS.

     Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 1996 and 1995, approximately $151,054 and $130,328 were expended on such maintenance.

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

     There was no drilling activity in 1995 or 1996.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION.

     The Company's oil and gas production is sold to major oil companies and other purchasers which gather oil production by tankwagon in areas where pipelines are not available. Two companies, EOTT Energy Operating Limited Partnership, formerly EOTT Energy ("EOTT") and Citgo Pipeline Company together accounted for 91.7% of the Company's 1996 oil sales. More than a dozen other customers account for the balance of the Company's sales. Petrol is not a party to any long-term supply contracts for oil and gas.

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

GOVERNMENTAL REGULATION.

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

     b. RESERVES: See Supplemental Information regarding Oil and Gas Producing Activities at Pages 21 to 24 and Schedules 3 and 4 at Pages 25 to 26, for estimates of net quantities of proved oil and gas reserves, and for standardized measure of discounted future net cash flow relating thereto.

     c. RESERVES REPORTED TO OTHER AGENCIES: The Company did not file any estimates of oil and gas reserves with any federal authority or agency during 1996.

     d. PRODUCTION: For the years ended December 31, 1995 and 1996, the average sales price (including transfers) per unit of oil produced was $16.59 and $20.34, respectively, and the average production cost (lifting cost) per unit of production for oil was $12.71 and $15.36, respectively.

     e. PRODUCTIVE WELLS AND ACREAGE: As of December 31, 1996, the Company held the following productive wells and developed acres:

                                         OIL          GAS        OIL & GAS
                                         ---          ---        ---------
     (i)    Gross Productive Wells       332            8           18
     (ii)   Net Productive Wells         321            1.2         10.5
     (iii)  Gross Developed Acres      4,348        1,310          958
     (iv)   Net Developed Acres        2,484.8         66          179.5

     f. UNDEVELOPED ACREAGE: As of December 31, 1996, the Company held the following undeveloped acreage:

          (i)    Gross Acres                   121
          (ii)   Net Acres                      54

     g.  DRILLING ACTIVITY:  No drilling activity occurred in 1996 or 1995.

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

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

     Until June 8, 1992, trading in the Company's common stock was reported in the National Association of Securities Dealers' Automated Quotation system. Since June 9, 1992, the Company's common stock has been traded over-the-counter. Following are the high and low bids of its common stock as of January 1, 1995, on a quarterly basis. Prices are reported by the National Quotation Bureau, Inc. which may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                             HIGH BID              LOW BID
                                             --------              -------
            1995
            ----
     1st Quarter                               1/4                  1/4
     2nd Quarter                               1/4                  9/50
     3rd Quarter                               1/4                  9/50
     4th Quarter                               1/4                  4/25

            1996
            ----
     1st Quarter                              3/16                  5/32
     2nd Quarter                              7/16                  3/16
     3rd Quarter                              3/8                   1/8
     4th Quarter                              9/16                  1/8

            1997
            ----
     1st Quarter thru March 14                5/16                  5/32


     On March 18, 1997, there were 3,804 holders of record of its common stock.

     No dividends were declared or paid during 1995 or 1996 and the Company has no present intention to pay cash dividends in the foreseeable future.

     During the course of 1996, Joseph M. Rodano, President and Treasurer of Petrol, as well as a member of its Board of Directors, purchased a total of 27,500 shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. During the course of 1995, Mr. Rodano purchased a total of 65,100 shares. Each purchase was, in each case, in an open market transaction. All of the shares purchased by Mr. Rodano were purchased with his personal funds.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


1996 COMPARED TO 1995

     (a) RESULTS OF OPERATIONS: Production declined 10.5% from 1995. The decline in production offset the increase in received oil prices, resulting in a net loss of $133,243, or $.08 per share, on revenues of $956,541. The Company's operating loss of $138,457 declined from last year's operating loss of $171,218.

     The average price of an equivalent barrel of oil received in 1996 was $20.34, up from $16.59 received on average in 1995. A restoration of operating profitability will depend almost completely on an increase in production. Oil prices are, of course, the result of world events outside the Company's control.

     (b) FINANCIAL CONDITION AND LIQUIDITY: Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $214,929, the Company will lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations.

     Management is examining available financing alternatives to enable it to remain in operation. These alternatives range from seeking outside equity capital to permit continued or expanded operations, with the hope of lowering average direct lifting costs, to shutting down all but minimal operations utilizing only a skeleton staff, putting the Company in a suspended state for as long as assets permit. Management is also examining the possibility of realizing value for the Company's remaining assets, including, if necessary, dissolution.

     (c) ENVIRONMENTAL: The Company's operations are subject to numerous laws and regulations designed to protect the environment and/or impose remedial obligations. The Company operates certain oil fields for which known or potential obligations for environmental remediation exist.

     Although the Company is not aware of any environmental matters that might have a material effect on the Company's financial condition at December 31, 1996, there is the possibility that expenditures could be required, or revised regulatory requirements could necessitate expenditures at certain sites. Such expenditures could have a material impact on the results of operations in a future period.


1995 COMPARED TO 1994

     (a) RESULTS OF OPERATIONS: Production declined 11.3% from 1994. Cost-control measures succeeded in lowering both lifting costs and general and administrative expenses; however, the decline in production offset the increase in received oil prices and lower operating costs, resulting in a net loss of $171,620, or $.11 per share, on revenues of $849,750. The Company's operating loss of $171,218 declined from last year's operating loss of $194,333.

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



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS.

     This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-KSB regarding reserve estimates, planned capital expenditures, future oil and gas production and prices, future drilling activity, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward- looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations include changes in oil and gas prices, changes in regulatory or environmental policies, production difficulties, transportation difficulties and future drilling results. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

ITEM 7.   INDEX TO FINANCIAL STATEMENTS.
                                                                   PAGE
                                                                   ----

          Independent Auditors' Report of KPMG Peat Marwick LLP     10

          Consolidated Balance Sheet - December 31, 1996            11

          Consolidated Statements of Operations-Years ended
            December 31, 1996 and 1995                              12

          Consolidated Statements of Changes in Stockholders'
            Deficit - Years ended December 31, 1996 and 1995        13

          Consolidated Statements of Cash Flows - Years ended
            December 31, 1996 and 1995                              14

          Notes to Consolidated Financial Statements                15

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrol Industries, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Petrol Industries, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG PEAT MARWICK LLP

Shreveport, Louisiana
February 14, 1997

                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES
                               Consolidated Balance Sheet
                                    December 31, 1996
                ASSETS
                ------
Current assets:
  Cash and cash equivalents                              $  218,355
  Accounts receivable:
    Trade                                                    83,287
    Other                                                     9,497
                                                          ---------
                                                             92,784

  Inventory                                                  47,647
  Prepaid expenses                                            5,325
                                                          ---------
          Total current assets                              364,111
                                                          ---------
Property and equipment, at cost:
  Land                                                        7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                  4,262,884
  Trucks and other operating equipment                      336,098
  Furniture and fixtures                                     37,902
                                                          ---------
                                                          4,643,884
  Less accumulated depreciation, depletion and
        amortization                                      4,587,912
                                                          ---------
                                                             55,972
                                                          ---------
Cash surrender value of life insurance, net                  50,476
Other assets                                                  1,107
                                                          ---------
                                                         $  471,666
                                                          =========
     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                       $   51,064
  Payable to interest owners                                278,556
  Payable to officer, net                                   241,255
  Accrued expenses                                          115,720
                                                          ---------
          Total current liabilities                         686,595
                                                          ---------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                     ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,223 and
    1,597,241 shares in 1996 and 1995                       159,720
  Accumulated deficit                                      (374,649)
                                                          ---------
          Total stockholders' deficit                      (214,929)

Contingencies                                                   ___
                                                          ---------
                                                         $  471,666
                                                          =========
See accompanying notes to consolidated financial statements.

                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Statements of Operations

                          Years ended December 31, 1996 and 1995


                                                  1996             1995
                                                  ----             ----
Revenues:
  Oil and gas sales                           $  938,911          834,968
  Other operating income                          17,630           14,782
                                               ---------        ---------
                                                 956,541          849,750
                                               ---------        ---------
Expenses:
  Lease operating expense                        726,554          661,729
  General and administrative                     359,375          347,593
  Depreciation, depletion and
    amortization                                   9,069           11,646
                                               ---------        ---------
                                               1,094,998        1,020,968
                                               ---------        ---------
          Operating loss                        (138,457)        (171,218)

Other income and (expense):
  Gain on sale of assets                          19,473            4,212
  Interest and dividend income                    10,709           12,526
  Interest expense                               (24,968)         (17,140)
                                               ---------        ---------
                                                   5,214             (402)
                                               ---------        ---------
          Loss before provision
           for income taxes                     (133,243)        (171,620)

Income Tax                                           ---              ---
                                               ---------        ---------
          Net loss                            $ (133,243)        (171,620)
                                               =========        =========

Net loss per share                            $     (.08)            (.11)
                                               =========        =========




See accompanying notes to consolidated financial statements.



                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Consolidated Statements of Changes in Stockholders' Deficit

                          Years ended December 31, 1996 and 1995


                                                  1996              1995
                                                  ----              ----
Preferred stock                               $      ---               ---

Common stock:
  Balance at beginning of year                   159,724           159,724
  Retirement of stock (18 shares in 1996)             (4)              ---
                                               ---------         ---------
  Balance at end of year                         159,720           159,724
                                               ---------         ---------

Accumulated deficit:
  Balance at beginning of year                  (241,406)          (69,786)
  Net loss                                      (133,243)         (171,620)
                                               ---------         ---------
  Balance at end of year                        (374,649)         (241,406)
                                               ---------         ---------
     Total stockholders' deficit              $ (214,929)          (81,682)
                                               =========         =========




See accompanying notes to consolidated financial statements.




                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows

                          Years ended December 31, 1996 and 1995


                                                 1996            1995
                                                 ----            ----
Operating activities:
  Net loss                                   $ (133,243)       (171,620)
  Adjustments to reconcile net loss to
   cash used by operating activities:
     Depreciation, depletion and                  9,069          11,646
      amortization
     Gain on sale of assets                     (19,473)         (4,212)
     Losses on retirements of property
      and equipment included in lease
      operating expenses                         20,767          17,643
     Increase in cash surrender value
      of life insurance                         (11,100)        (11,100)
     Increase in accounts receivable             (1,796)           (924)
     Increase in inventory                      (17,657)         (7,438)
     Decrease in prepaid expenses                 9,883             431
     Increase in accounts payable and
      accrued expenses                           42,210             447
     Increase in payable to officer, net        130,547          22,926
     Increase in payable to interest owners      34,478          29,097
                                               --------        --------
       Net cash provided (used) by
         operating activities                    63,685        (113,104)
                                               --------        --------
Investing activities:
  Capital expenditures                          (35,338)        (22,229)
  Proceeds from sale of property and
   equipment                                     20,000          12,550
                                               --------        --------
       Net cash used by investing
         activities                             (15,338)         (9,679)
                                               --------        --------
Financing activities:
  Purchase and retirement of common stock            (4)            ---
                                               --------        --------
       Net cash used by financing activities         (4)            ---
                                               --------        --------
Increase (decrease) in cash and cash
  equivalents                                    48,343        (122,783)
Cash and cash equivalents at beginning
  of year                                       170,012         292,795
                                               --------        --------
Cash and cash equivalents at end of year      $ 218,355         170,012
                                               ========        ========

See accompanying notes to consolidated financial statements.


                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1996 and 1995


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

     During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Management, after a review of relevant facts and circumstances, makes a determination whether an indication of impairment exists with respect to any asset or group of assets of the Company. If impairment indicators are present, management assesses whether fair value or, if fair value is not determinable, the present value of the expected future cash flows from the operation of assets, including any proceeds from their eventual disposition, are at least equal to their carrying value. Should future cash flows be less than the assets' carrying value, an impairment loss is recognized through a charge to operations and a reduction of the carrying value of the assets. The impairment loss is based upon a determination of fair value or, if fair value is not determinable, the present value of the expected future cash flows from the operation of assets.

     DEPRECIATION, DEPLETION AND AMORTIZATION -- Depreciation, depletion and amortization of producing oil and gas properties are provided under the unit-of-production method, comparing production to estimated proved developed oil and gas reserves.
                                                                 (Continued)

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

(2)  LIQUIDITY AND FINANCIAL CONDITION

     Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $214,929, the Company will lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations.

     Management is examining available financing alternatives to enable it to remain in operation. These alternatives range from seeking outside equity capital to permit continued or expanded operations, with the hope of lowering average direct lifting costs, to shutting down all but minimal operations utilizing only a skeleton staff, putting the Company in a suspended state for as long as assets permit. Management

                                                                (Continued)

                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements


     is also examining the possibility of realizing value for the Company's remaining assets, including, if necessary, dissolution. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  CASH SURRENDER VALUE LIFE INSURANCE

     In 1993, the Company borrowed $78,666 against a life insurance policy. No payments have been paid on the principal as of December 31, 1996, however, interest payments of $6,293 and $6,014 were made in 1996 and 1995. The stated rate of interest is 8%. There are no terms for repayment of the principal. The outstanding loan amount has been netted against the cash surrender value of the policy which totaled $124,649 at December 31, 1996.

(4)  INCOME TAXES

     There was no income tax expense (benefit) reported for the years ended December 31, 1996 and 1995.

     The following table presents reconciliations of the expected tax expense (benefit) using the statutory federal tax rates of 34% in 1996 and 1995, and the Company's actual tax benefit:

                                           1996            1995
                                                     ----            ----
Tax (benefit) at the statutory
  federal rate                              $ (45,303)        (58,351)
Current year losses which provided
  no tax benefit                               38,825          47,577
Other, net                                      6,478          10,774
                                             --------        --------
                                            $     ___             ___
                                             ========        ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below.

                                                      1996          1995
                                                 ----          ----
Deferred tax assets:
  Net property and equipment, principally
    due to differences in depreciation       $   60,142        57,401
  Accounts payable and accrued expenses          48,851           ---
  Tax net operating loss carryforward           401,340       418,762
  Capital loss carryforward                         ---        97,223
  Statutory depletion carryforward              282,131       275,671
                                              ---------     ---------
      Total gross deferred tax assets           792,464       849,057
      Less valuation allowance                 (792,464)     (849,057)
                                              ---------     ---------
      Net deferred tax assets                $      ___           ___
                                              =========     =========

                                                           (Continued)

                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements


     Due to the Company's history of net operating losses and the uncertainties that affect the ultimate realization of the above deferred tax amounts, the Company has recorded a 100% valuation allowance applicable to these deferred tax assets. The Company will periodically review the realizability of these assets and adjust the related valuation allowance as needed.

     The valuation allowance for deferred tax assets of approximately $792,000 at December 31, 1996, has decreased approximately $57,000 (the same as the decrease in certain deferred tax assets) from the amount determined at January 1, 1996. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

     The Company has federal tax net operating loss carryforwards of approximately $1,180,000 which expire between 2003 and 2011, which could be used to offset future federal taxable income. The Company has a statutory oil and gas depletion carryforward of approximately $829,000, which has no expiration date.

     There were no taxes paid in 1996 and 1995.

(5)  PAYABLE TO INTEREST OWNERS

     The Company has recorded as a payable totaling $278,556 to approximately 100 individual owners of royalty, working interests, and/or overriding royalty interest as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

(6)  BUSINESS AND CREDIT CONCENTRATIONS

     The Company has been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine
Island Field and the Shreveport Field, both in Caddo Parish, Louisiana.

     The Company is primarily involved in the production of oil which is sold to approximately nineteen oil companies. The Company had sales to two major customers in 1996 and 1995 as follows:

                                      1996             1995
                                      ----             ----
     Customer 1                    $ 242,000          223,000
     Customer 2                      619,000          549,000
                                     -------          -------
                                   $ 861,000          772,000
                                     =======          =======


                                                                (Continued)

                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements

(7)  NET LOSS PER SHARE

     Net loss per share of common stock was computed on the weighted average number of shares outstanding of 1,597,223 and 1,597,241 for 1996 and 1995, respectively.

(8)  AFFILIATED PARTNERSHIPS

     The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note 9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

     Indebtedness to partnerships for their portion of undistributed net revenue was approximately $16,650 at December 31, 1996, and is included in accounts payable.

(9)  OTHER OPERATING INCOME AND LEASE OPERATING EXPENSE

     Other operating income for the years ended December 31, 1996 and 1995, consists of the following:

                                               1996         1995
                                               ----         ----
Affiliated partnerships - operations
  and administration fee                    $ 12,406       12,667
Other                                          5,224        2,115
                                              ------       ------
                                            $ 17,630       14,782
                                              ======       ======

     Lease operating expense includes severance tax of $31,649 and $20,027, for the years ended December 31, 1996 and 1995, respectively.

(10) RELATED PARTY TRANSACTIONS

     Payable to officer, net, consists of the following:

     Accrued salary plus interest                   $ 356,327
     Note payable to Company plus interest            (40,570)
     Advances                                         (74,502)
                                                     --------
                                                    $ 241,255
                                                     ========

     Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 1996 and 1995 were $12,201 and $10,847, respectively. The note payable represents a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bears interest at an annual rate of one-quarter of a percent in excess of prime rate of a bank. Interest included in income was $3,246 and $2,324 during 1996 and 1995, respectively. Advances are non-interest bearing.
                                                              (Continued)

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(11) CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.












































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

Proved reserves are those quantities of oil and gas that appear with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions at that time. As additional information becomes available or conditions change, estimates must be revised. Significant declines in the price of crude oil or significant technological changes may render these reserves to be uneconomical to develop. The last analysis of geological and engineering data performed by the Company to estimated proved reserves was performed in 1974. As a result of the financial condition of the Company and the significant length of time that has expired since the last engineering analysis, proved undeveloped reserves have been omitted from Schedule 3.

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES-Schedule 4

Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $23.83 per barrel for oil at December 31, 1996) to estimated quantities of proved

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                     Supplemental Oil and Gas Information
                                 (unaudited)


developed reserves as of each year end. Oil prices have declined in early 1997 from year end levels. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

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

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 1996 and 1995.

                                                                 Schedule 1
                                                                 ----------
                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                    Capital Costs Relating to Oil and Gas
                             Producing Activities

                              December 31, 1996
                                 (unaudited)


                                                              1996
                                                              ----
Proved properties                                         $ 4,262,884
Other                                                         336,098
                                                            ---------
                                                            4,598,982
Accumulated depreciation, depletion
  and amortization                                          4,552,235
                                                            ---------

Net capitalized costs                                     $    46,747
                                                            =========




Note: Included in capitalized Costs at December 31, 1996, is $746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.


                                                                  Schedule 2
                                                                  ----------
                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

             Costs Incurred in Oil and Gas Property Acquisition,
                   Exploration, and Development Activities

                    Years ended December 31, 1996 and 1995
                                 (unaudited)


                                                  1996             1995
                                                  ----             ----
Developmental costs                           $  24,686           18,935
                                                =======          =======


                                                                  Schedule 3
                                                                  ----------
                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                         Estimated Net Quantities of
                    Proved Developed Oil and Gas Reserves

                    Years ended December 31, 1996 and 1995
                                 (unaudited)


                                                 1996            1995
                                                 ----            ----
                                                Barrels         Barrels
                                                of Oil          of Oil
                                                -------         -------
Proved developed reserves:
  Beginning of year                              356,454         411,373
  Production                                     (44,969)        (50,854)
  Sales of minerals in place                     (18,192)         (4,065)
  Revisions, extensions and discoveries              ---             ---
                                                --------        --------

End of year                                      293,293         356,454
                                                ========        ========






Note-The proved developed reserves are all located within the United States.
Proved developed reserves have been included since they are economically the most appropriate estimate of reserves to include in the schedule.
1995 amounts were restated to conform to the 1996 presentation.



                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

              Standardized Measure of Discounted Future Net Cash
               Flows Relating to Proved Oil and Gas Quantities

                    Years ended December 31, 1996 and 1995
                                 (unaudited)

                                            1996              1995
                                            ----              ----
                                                (in thousands)
Future cash inflows                      $  6,975             6,428
Future production and development
  cost                                     (4,496)           (4,582)
Future income tax (expense)
  benefit                                     ---               ---
                                          -------           -------

Future net cash flows (deficit)             2,479             1,846
10% annual discount for estimated
  timing of cash flows (deficit)             (826)             (664)
                                           ------            ------

Standardized measure of discounted
  future net cash flows (deficit)        $  1,653             1,182
                                           ======            ======

Principal sources of change in the standardized measure of discounted future net cash flows for the years shown:

                                            1996              1995
                                            ----              ----
                                                (in thousands)
Net changes in prices and production
  cost, including excise taxes            $   738               386
Sales and transfers of oil and gas
  produced, net of production costs          (212)             (184)
Net change due to revisions,
  extensions, and discoveries                 ---               ---
Net change due to purchase (sales) of
  minerals-in-place                          (370)              (69)
Development cost incurred during the
  period                                       25                19
Accretion of discount                         118                87
Change in production rates (timing)
  and other                                   173                71
                                            -----             -----
                                          $   472               310
                                            =====             =====

Note-The proved and proved developed reserves are located within the United
States.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  The Directors of Petrol are as follows:

                                Position with the Company
                                and Business Experience            Director
Name                  Age       During Past Five Years              Since
----                  ---       -------------------------          --------

Joseph M. Rodano       60       Chairman of the Board of             1972
                                Directors, President
                                and Chief Executive Officer
of Petrol since 1972;
Treasurer of Petrol since
1980; Assistant Secretary
since March, 1996.

Robert M. Bontempi     65       Director, Retired; Bond              1972
                                Salesman, Thomson McKinnon
Securities, 1983-1988.

Arlys C. Milan         42       Vice President of Petrol             1994
                                since 1990; Office Manager
for more than 4 years
prior thereto; elected to
Board of Directors in
August, 1994; Secretary
since March, 1996.

     All Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualify.

     (b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                                    Position with the Company and Business
Name                     Age        Experience During Past Five Years
----                     ---        --------------------------------------

Joseph M. Rodano         60         See "Directors" above.

Howard E. Chase          60         Secretary of Petrol since November, 1982;
is still associated with the law firm of Morrison Cohen Singer & Weinstein, LLP;
President and Chief Executive Officer of
DeTomaso Industries, Inc. since September,
1995. Mr. Chase resigned his position as Secretary effective February 21, 1996.

Arlys C. Milan           42         See "Directors" above.

Jimmy S. Foster          53         Vice President of Petrol since April,
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

     The Company has no standing audit, nominating or compensation committees, or committees performing similar functions. The Board of Directors met once in 1996.


ITEM 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the two most recently ended fiscal years ended December 31, the cash compensation paid or accrued for those years to the Chief Executive Officer of the Company who is the only one among the four most highly compensated executive officers of the Company whose aggregate annual salary and bonus paid in compensation for services rendered in all the capacities in which he served exceeded $100,000 for the Company's last fiscal year:

                                      SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
                                       Annual Compensation               Awards         Payouts
                               -----------------------------------  --------------------------------
Name and                                                            Restricted                         All Other
Principal                                           Other Annual      Stock     Options/    LTIP      Compensation
Position                 Year  Salary($)  Bonus($)  Compensation($)  Awards($)   SARs(#)  Payouts($)      ($)
---------                ----  ---------  --------  --------------- ----------  --------  ----------   -----------
Joseph M. Rodano,        1995   125,000      -           -              -           -        -              -
 President, Chief        1996   125,000      -           -              -           -        -              -
 Executive Officer,
 and Chairman of the
 Board


STOCK OPTION GRANTS

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 1996 and 1995 to Mr. Rodano.

                                OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------
                    Individual Grants
------------------------------------------------------------
                      Percent of                                Potential Realizable Value
                        Total                                   at Assumed Annual Rates of   (Alternative to
                       Options/                                  Stock Price Appreciation    Potential Realizable
                        SARs                                        For Option Term          Realizable Value)
           Options/   Granted to                                --------------------------   --------------------
            SARs      Employees    Exercise or
           Granted    in Fiscal    Base Price     Expiration                                      Grant Date
Name         (#)        Year         ($/Sh)          Date          5%($)          10%($)        Present Value $
----       -------    ----------   -----------    ----------       -----          ------        ---------------

                                            Not Applicable

STOCK OPTION EXERCISES

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 1996 or 1995 and did not have any unexercised options at the fiscal year-end.

                  AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES
                                                                                 Value of Unexercised
                                                 Number of Unexercised               In-the-Money
               Shares                               Option/SARs at                  Option/SARs at
              Acquired                                 FY-End(#)                      FY-End ($)
                on             Value          ---------------------------     ---------------------------
Name         Exercise(#)     Realized($)      Exercisable   Unexercisable     Exercisable   Unexercisable
----         -----------     -----------      -----------   -------------     -----------   -------------
                                            Not Applicable

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

     There were no awards made in the fiscal year ended December 31, 1996 and 1995 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

                           LONG-TERM INCENTIVE PLANS - AWARDS
                                   IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------
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

     Non-management directors were paid an annual fee of $800 in 1995, with the remainder of the fees being accrued. No fees were paid in 1996.

     There are no retirement, resignation or termination arrangements with executive officers due to change in control of the Company, or for any other reason.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following table sets forth, as of March 19, 1997, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

              Name of              Amount and Nature           Percent
          Beneficial Owner      of Beneficial Ownership        of Class
          ----------------      -----------------------        --------
          Joseph M. Rodano          447,325 (direct)             28.0%

     (b) The following table sets forth, as of March 19, 1997, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the two next most highly compensated officers, and by all directors and officers as a group:

              Name of              Amount and Nature           Percent
          Beneficial Owner      of Beneficial Ownership        of Class
          ----------------      -----------------------        --------
          Joseph M. Rodano          447,325 (direct)            28.0%

          Robert M. Bontempi              0                      0.0%

          Arlys C. Milan                  0                      0.0%

          Jimmy S. Foster                 0                      0.0%

     (c) CHANGES IN CONTROL. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control thereof.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. In April, 1995, the Company loaned its president the principal sum of $35,000, repayable on demand; the loan bears interest at an annual rate of one-quarter of a percent in excess of the prime rate.

     (b)  CERTAIN BUSINESS RELATIONSHIPS OF DIRECTORS.

          Not applicable.

     (c)  INDEBTEDNESS OF MANAGEMENT IN EXCESS OF $60,000.

          Not applicable.

     (d)  TRANSACTIONS WITH PROMOTERS.

          Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          1.  Exhibits:

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

              22     Subsidiaries of the Company (Filed as Exhibit 22 to
Registrant's 1981 Annual Report on Form 10-K and incorporated herein by reference).

              (b)  Reports on Form 8-K

                   None filed during the last quarter of 1996.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PETROL INDUSTRIES, INC.

March 27, 1997                         By:      Joseph M. Rodano
                                          ----------------------------------
                                          Joseph M. Rodano
                                          President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 1997                         Joseph M. Rodano
                                       -------------------------------------
                                       Joseph M. Rodano - Director

March 27, 1997                         Robert Bontempi
                                       -------------------------------------
                                       Robert Bontempi - Director

March 27, 1997                         Arlys C. Milan
                                       -------------------------------------
                                       Arlys C. Milan - Director

                                EXHIBIT INDEX


Exhibit
  No.                            Description
-------                          -----------

  27                         Financial Data Schedule