Form 10QSB
period 1997-03-31
PETROL INDUSTRIES INC
filed 1997-05-13
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
OMB Approval
OMB Number: xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     [xx] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the quarterly period ended:     March 31, 1997

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

     YES [  ]   NO [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:         1,597,196

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   March 31,     December 31,
                                                     1997            1996
                 ASSETS                            ---------     ------------
                 ------                           (unaudited)
Current assets:
  Cash and cash equivalents                       $  217,375         218,355
  Accounts receivable:
    Trade                                             75,137          83,287
    Other                                              9,497           9,497
                                                   ---------       ---------
                                                      84,634          92,784

  Inventory                                           52,460          47,647
  Prepaid expenses                                    12,402           5,325
                                                   ---------       ---------
          Total current assets                       366,871         364,111
                                                   ---------       ---------
Property and equipment, at cost:
  Land                                                 7,000           7,000
  Developed and undeveloped oil and gas properties-
    successful efforts method                      4,264,733       4,262,884
  Trucks and other operating equipment               336,098         336,098
  Furniture and fixtures                              38,147          37,902
                                                   ---------       ---------
                                                   4,645,978       4,643,884
  Less accumulated depreciation, depletion and
        amortization                               4,589,427       4,587,912
                                                   ---------       ---------
                                                      56,551          55,972

Cash surrender value of life insurance, net           53,251          50,476
Other assets                                           1,107           1,107
                                                   ---------       ---------
                                                  $  477,780         471,666
                                                   =========       =========
          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------
Current liabilities:
  Accounts payable                                $   43,532          51,064
  Payable to interest owners                         286,605         278,556
  Payable to officer, net                            288,091         241,255
  Accrued expenses                                   129,781         115,720
                                                   ---------       ---------
          Total current liabilities                  748,009         686,595

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding              ---             ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 and
    1,597,241 shares in 1997 and 1996                159,720         159,720
  Accumulated deficit                               (429,949)       (374,649)
                                                   ---------       ---------
          Total stockholders' deficit               (270,229)       (214,929)
                                                   ---------       ---------
                                                  $  477,780         471,666
                                                   =========       =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations

                  Three months ended March 31, 1997 and 1996
                                 (unaudited)


                                                      1997            1996
                                                      ----            ----
Revenues:
  Oil and gas sales                               $  207,555         210,452
  Other operating income                               4,161           3,573
                                                   ---------       ---------
                                                     211,716         214,025
                                                   ---------       ---------
Expenses:
  Lease operating expense                            175,330         165,311
  General and administrati                            86,014          86,926
  Depreciation, depletion and amortization             1,515           1,710
                                                   ---------       ---------
                                                     262,859         253,947
                                                   ---------       ---------

           Operating loss                            (51,143)        (39,922)

Other income and (expense):
  Interest income                                      2,737           2,321
  Interest expense                                    (6,894)         (4,608)
                                                   ---------       ---------
                                                      (4,157)         (2,287)
                                                   ---------       ---------

           Net loss                               $  (55,300)        (42,209)
                                                   =========       =========

Net loss per share                                      (.04)           (.03)
                                                   =========       =========

Average common shares outstanding                  1,597,196       1,597,241
                                                   =========       =========




                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                  Three months ended March 31, 1997 and 1996
                                     (unaudited)



                                                            1997      1996
                                                            ----      ----
Operating activities:
  Net loss                                               $ (55,300)  (42,209)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation, depletion and amortization               1,515     1,710
      Losses on retirements of property and
        equipment included in lease operating expenses      (1,850)      ---
      Changes in assets and liabilities:
        Cash surrender value of life insurance              (2,775)   (2,775)
        Accounts receivable                                  8,150    (4,325)
        Inventory                                           (4,813)   (7,194)
        Prepaid expenses                                    (7,077)   (2,177)
        Accounts payable and accrued expenses                6,529    12,866
        Payable to officer, net                             46,836    40,604
        Payable to interest owners                           8,049     7,389
                                                          --------  --------
          Net cash (used) provided by operating activities    (736)    3,889

Investing activities:
  Capital expenditures                                        (244)      ---
                                                          --------  --------
          Net cash used by investing activities               (244)      ---


Increase (decrease) in cash and cash equivalents              (980)    3,889
Cash and cash equivalents at beginning of period           218,355   170,012
                                                          --------  --------
Cash and cash equivalents at end of period               $ 217,375   173,901
                                                          ========  ========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                  Three months ended March 31, 1997 and 1996
                                 (unaudited)



                                                     1997           1996
                                                     ----           ----
Stockholders' deficit at January 1                $ (214,929)       (81,682)

  Net loss for the three-month period                (55,300)       (42,209)
                                                   ---------      ---------
Stockholders' deficit at March 31                 $ (270,229)      (123,891)
                                                   =========      =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair state-ment of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 1996 Annual Report on Form 10-KSB.

2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 1996 or 1995.

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March 31. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.

                                                    Total Number of
                                                   Shares Outstanding
                                                   1997          1996
                                                   ----          ----
       January 31                               1,597,196     1,597,241
       February 28                              1,597,196     1,597,241
       March 31                                 1,597,196     1,597,241

4. The expected tax benefit resulting from operating losses for the first three months of 1997 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Oil and gas sales revenues were slightly lower during the first quarter of 1997, caused principally by a slight decline in production due to excessive amounts of rainfall as compared to the 1996 period. The Company's net loss increased to $55,300, or ($.04) per share, compared to a net loss of $42,209, or ($.03) per share in the 1996 period.

     With an approximate 1.4% decrease in revenues and an approximate 3.5% increase in expenses, the Company sustained an operating loss of $51,143 in the first quarter of 1997, compared to an operating loss of $39,922 in the first quarter of 1996. Oil prices averaged $20.91 per barrel during the first quarter of 1997, compared to an average of $18.00 per barrel in the 1996 period.

     The Company had cash and cash equivalents at March 31, 1997, of $217,375, compared to $218,355 at the end of the 1996 fiscal year.

     Management estimates that it owes $286,605 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                  SIGNATURE
                                  ---------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 12, 1997


                                      PETROL INDUSTRIES, INC.

                                           Joseph M. Rodano
                                      By:________________________________
                                           Joseph M. Rodano
                                           President and Treasurer

                                EXHIBIT INDEX


     Exhibit
       No.                                       Description
     -------                                     -----------
       27                                  Financial Data Schedule