Form 10QSB
period 1997-06-30
PETROL INDUSTRIES INC
filed 1997-08-11
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:            June 30, 1997

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

Item 1.  Financial Statements
                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   June 30,      December 31,
                                                     1997           1996
                                                  -----------    ------------
                 ASSETS                           (unaudited)
Current assets:
  Cash and cash equivalents                       $   213,797        218,355
  Accounts receivable:
    Trade                                              72,875         83,287
    Other                                               9,497          9,497
                                                    ---------      ---------
                                                       82,372         92,784

  Inventory                                            39,385         47,647
  Prepaid expenses                                      9,077          5,325
                                                    ---------      ---------
          Total current assets                        344,631        364,111
                                                    ---------      ---------
Property and equipment, at cost:
  Land                                                  7,000          7,000
  Developed and undeveloped oil and gas properties-
    successful efforts method                       4,261,564      4,262,884
  Trucks and other operating equipment                340,837        336,098
  Furniture and fixtures                               43,640         37,902
                                                    ---------      ---------
                                                    4,653,041      4,643,884
  Less accumulated depreciation, depletion and
        amortization                                4,590,342      4,587,912
                                                    ---------      ---------
                                                       62,699         55,972
                                                    ---------      ---------
Cash surrender value of life insurance, net            56,026         50,476
Other assets                                            1,107          1,107
                                                    ---------      ---------
                                                  $   464,463        471,666
                                                    =========      =========
          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                $    46,114         51,064
  Payable to interest owners                          294,222        278,556
  Payable to officer, net                             319,647        241,255
  Accrued expenses                                    138,205        115,720
                                                    ---------      ---------
          Total current liabilities                   798,188        686,595

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding               ---            ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 and
      1,597,241 shares in 1997 and 1996               159,720        159,720
  Accumulated deficit                                (493,445)      (374,649)
                                                    ---------      ---------
          Total stockholders' deficit                (333,725)      (214,929)
                                                    ---------      ---------
                                                  $   464,463        471,666
                                                    =========      =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)



                                      Quarter Ended         Six Months Ended
                                        June 30,                June 30,
                                    ----------------        ----------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----
Revenues:
  Oil and gas sales            $  186,169     230,142     393,725     440,594
  Other operating income            3,858       3,598       8,019       7,171
                                ---------   ---------   ---------   ---------
                                  190,027     233,740     401,744     447,765
                                ---------   ---------   ---------   ---------
Expenses:
  Lease operating expense         167,535     174,783     342,863     340,094
  General and administrative       80,529      88,869     166,543     175,795
  Depreciation, depletion and
    amortization                      915       1,710       2,430       3,420
                                ---------   ---------   ---------   ---------
                                  248,979     265,362     511,836     519,309
                                ---------   ---------   ---------   ---------
           Operating loss         (58,952)    (31,622)   (110,092)    (71,544)
                                ---------   ---------   ---------   ---------
Other income and (expense):
  Gain on sale of assets              ---      19,473         ---      19,473
  Interest income                   2,932       2,431       5,669       4,752
  Interest expense                 (7,478)     (5,114)    (14,373)     (9,722)
                                ---------   ---------   ---------   ---------
                                   (4,546)     16,790      (8,704)     14,503
                                ---------   ---------   ---------   ---------
           Net loss            $  (63,498)    (14,832)   (118,796)    (57,041)
                                =========   =========   =========   =========

Net loss per share             $     (.04)       (.01)       (.07)       (.04)
                                =========   =========   =========   =========
Average common shares
 outstanding                    1,597,196   1,597,231   1,597,196   1,597,231
                                =========   =========   =========   =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                   Six months ended June 30, 1997 and 1996
                                 (unaudited)



                                                       1997            1996
                                                       ----            ----
Operating activities:
  Net loss                                         $ (118,796)        (57,041)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation, depletion and amortization          2,430           3,420
      Gain on sale of assets                              ---         (19,473)
      Losses on retirements of property and
        equipment included in lease operating
        expenses                                        3,132           2,968
      Changes in assets and liabilities:
        Cash surrender value of life insurance         (5,550)         (5,550)
        Accounts receivable                            10,412          11,036
        Inventory                                       8,262          (8,068)
        Prepaid expenses                               (3,752)         (5,441)
        Accounts payable and accrued expenses          17,535          26,499
        Payable to officer, net                        78,392          72,933
        Payable to interest owners                     15,666          15,421
                                                    ---------       ---------
          Net cash provided by operating
            activities                                  7,731          36,704

Investing activities:
  Capital expenditures                                (12,289)         (5,368)
  Proceeds from sale of property and equipment            ---          20,000
                                                    ---------       ---------
          Net cash (used) provided by investing
            activities                                (12,289)         14,632

Financing activities-purchase and retirement of
  common stock                                            ---              (2)
                                                    ---------       ---------

Increase (decrease) in cash and cash equivalents       (4,558)         51,334
Cash and cash equivalents at beginning of period      218,355         170,012
                                                    ---------       ---------
Cash and cash equivalents at end of period         $  213,797         221,346
                                                    =========       =========



</TABLE













                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                   Six months ended June 30, 1997 and 1996
                                 (unaudited)



                                                       1997           1996
                                                       ----           ----
Stockholders' deficit at January 1                $  (214,929)       (81,682)

  Retirement of stock                                     ---             (2)

  Net loss for the six-month period                  (118,796)       (57,041)
                                                    ---------      ---------
Stockholders' deficit at June 30                  $  (333,725)      (138,725)
                                                    =========      =========







                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair state ment of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 1996 Annual Report on Form 10-KSB.

2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 1997 or 1996.

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the six months ended June 30. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.

                                               Total Number of
                                              Shares Outstanding
                                              1997          1996
                                              ----          ----
       January 31                           1,597,196     1,597,241
       February 28                          1,597,196     1,597,241
       March 31                             1,597,196     1,597,241
       April 30                             1,597,196     1,597,241
       May 31                               1,597,196     1,597,231
       June 30                              1,597,196     1,597,231

4. The expected tax benefit resulting from operating losses for the first six months of 1997 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Oil and gas sales revenues decreased approximately 19.1% in the second quarter of 1997, compared to the second quarter of 1996, the result being a decrease in average oil prices of approximately $2.06 per barrel. The Company's net loss for the period increased to $63,498, or ($.04) per share, compared to $14,832 in the 1996 period, or ($.01) per share.

     The Company sustained an operating loss of $58,652 in the second quarter of 1997, compared to an operating loss of $31,622 in the prior year's second quarter. For the six month period ended June 30, 1997, the Company's net loss increased approximately 52.0% to $118,796 from the $57,041 net loss in the prior year's period.

     Management has attempted to reduce operating costs over the past several years in an effort to restore profitability in the face of current oil prices. Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases, or increases in world oil prices. While Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations, improvements in production are expected to come, if at all, more from general improvements in local weather conditions than from other factors.

     Oil prices averaged $17.93 per barrel during the second quarter of 1997, compared to an average of $19.99 per barrel in the 1996 period. For the six month period, oil prices averaged $19.30 per barrel in 1997 compared to $19.00 in 1996.

     The Company had cash and cash equivalents at June 30, 1997, of $213,797, compared to $218,355 at the end of the 1996 fiscal year. Management estimates that it owes $294,222 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                  SIGNATURE
                                  ---------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PETROL INDUSTRIES, INC.



Dated:  August 11, 1997             By:    s/  Joseph M. Rodano
                                       --------------------------------------
                                       Joseph M. Rodano
                                       President and Treasurer

                                EXHIBIT INDEX


     Exhibit
       No.                                     Description
     -------                                   -----------
       27                                Financial Data Schedule