Form 10QSB
period 1997-09-30
PETROL INDUSTRIES INC
filed 1997-11-12
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:            September 30, 1997

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

Item 1.  Financial Statements

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                 September 30,   December 31,
                                                     1997            1996
                                                  (unaudited)
                                                 -------------   -----------
           ASSETS
Current assets:
  Cash and cash equivalents                        $  230,171    $  218,355
  Accounts receivable:
    Trade                                              74,361        83,287
    Other                                               9,497         9,497
                                                    ---------     ---------
                                                       83,858        92,784

  Inventory                                            39,064        47,647
  Prepaid expenses                                      4,193         5,325
                                                    ---------     ---------
          Total current assets                        357,286       364,111
                                                    ---------     ---------
Property and equipment, at cost:
  Land                                                  7,000         7,000
  Developed and undeveloped oil and gas
    properties successful efforts method            4,186,673     4,262,884
  Trucks and other operating equipment                342,659       336,098
  Furniture and fixtures                               43,640        37,902
                                                    ---------     ---------
                                                    4,579,972     4,643,884
  Less accumulated depreciation, depletion and
        amortization                                4,515,294     4,587,912
                                                    ---------     ---------
                                                       64,678        55,972
                                                    ---------     ---------
Cash surrender value of life insurance, net            58,801        50,476
Other assets                                            1,107         1,107
                                                    ---------     ---------
                                                   $  481,872    $  471,666
                                                    =========     =========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                 $   49,801    $   51,064
  Payable to interest owners                          301,701       278,556
  Payable to officer, net                             355,726       241,255
  Accrued expenses                                    142,853       115,720
                                                    ---------     ---------
          Total current liabilities                   850,081       686,595
                                                    ---------     ---------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding               ---           ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 1997 and 1996                           159,720       159,720
  Accumulated deficit                                (527,929)     (374,649)
                                                    ---------     ---------
          Total stockholders' deficit                (368,209)     (214,929)
                                                    ---------     ---------
                                                   $  481,872    $  471,666
                                                    =========     =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)



                                   Quarter Ended       Nine Months Ended
                                   September 30,          September 30,
                                 1997        1996       1997       1996
                               --------------------   --------------------
Revenues:
  Oil and gas sales           $  204,830    245,766     598,554    686,360
  Other operating income           3,681      3,741      11,702     10,912
                               ---------  ---------   ---------  ---------
                                 208,511    249,507     610,256    697,272
                               ---------  ---------   ---------  ---------
Expenses:
  Lease operating expense        162,720    192,366     505,585    532,460
  General and administrative      81,770     89,836     248,313    265,631
  Depreciation, depletion and
    amortization                     915      1,710       3,345      5,130
                               ---------  ---------   ---------  ---------
                                 245,405    283,912     757,243    803,221
                               ---------  ---------   ---------  ---------

           Operating loss        (36,894)   (34,405)   (146,987)  (105,949)
                               ---------  ---------   ---------  ---------

Other income and (expense):
  Gain on sale of assets           7,500        ---       7,500     19,473
  Interest income                  2,980      2,635       8,649      7,387
  Interest expense                (8,070)    (5,680)    (22,442)   (15,402)
                               ---------  ---------   ---------  ---------
                                   2,410     (3,045)     (6,293)    11,458
                               ---------  ---------   ---------  ---------


            Net loss          $  (34,484)   (37,450)   (153,280)   (94,491)
                               =========  =========   =========  =========

Net loss per share            $     (.02)      (.02)       (.10)      (.06)
                               =========  =========   =========  =========

Average common shares          1,597,196  1,597,196   1,597,196  1,597,196
 outstanding                   =========  =========   =========  =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                 Nine months ended September 30, 1997 and 1996
                                 (unaudited)



                                                       1997           1996
                                                       ----           ----
Operating activities:
  Net loss                                          $ (153,280)      (94,491)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Depreciation, depletion and amortization           3,345         5,130
      Gain on sale of assets                            (7,500)      (19,473)
      Losses on retirements of property and
        equipment included in lease operating
        expenses                                         2,061         3,667
      Changes in assets and liabilities
        Cash surrender value of life insurance          (8,325)       (8,325)
        Accounts receivable                              8,926        (5,115)
        Inventory                                        8,583       (16,535)
        Prepaid expenses                                 1,132         2,328
        Accounts payable and accrued expenses           25,870        54,773
        Payable to officer, net                        114,471       102,785
        Payable to interest owners                      23,145        25,190
                                                      --------      --------
          Net cash provided by operating activities     18,428        49,934

Investing activities:
  Capital expenditures                                 (14,112)       (8,532)
  Proceeds from sale of property and equipment           7,500        20,000
                                                      --------      --------
          Net cash (used) provided by investing
            activities                                  (6,612)       11,468

Financing activities:
  Purchase and retirement of common stock                  ---            (8)
                                                      --------      --------
                                                           ---            (8)

Increase in cash and cash equivalents                   11,816        61,394
Cash and cash equivalents at beginning of period       218,355       170,012
                                                      --------      --------
Cash and cash equivalents at end of period           $ 230,171       231,406
                                                      ========      ========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                   Nine months ended September 30, 1997 and 1996
                                 (unaudited)


                                                        1997            1996
                                                        ----            ----
Stockholders' deficit at January 1                 $ (214,929)       (81,682)

  Retirement of stock                                     ---             (8)

  Net loss for the nine-month period                 (153,280)       (94,491)
                                                     --------       --------
Stockholders' deficit at September 30              $ (368,209)      (176,181)
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

                                              Total Number of
                                            Shares Outstanding
                                         1997                1996
                                       ---------           ---------
       January 31                      1,597,196           1,597,241
       February 28                     1,597,196           1,597,241
       March 31                        1,597,196           1,597,241
       April 30                        1,597,196           1,597,241
       May 31                          1,597,196           1,597,231
       June 30                         1,597,196           1,597,231
       July 31                         1,597,196           1,597,231
       August 31                       1,597,196           1,597,231
       September 30                    1,597,196           1,597,196

     4. The expected tax benefit resulting from operating losses for the first nine months of 1997 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Oil and gas sales revenues decreased approximately 16.6% in the third quarter of 1997, compared to the third quarter of 1996, the result being a decrease in average oil prices of approximately $3.16 per barrel. The Company's net loss for the period decreased to $34,484, or ($.02) per share, compared to $37,450, or ($.02) per share in the 1996 period.

     The Company sustained an operating loss of $36,894 in the third quarter of 1997, compared to an operating loss of $34,405 in the third quarter of 1996. For the nine month period ending September 30, 1997, the Company's net loss increased approximately 62.2% to $153,280 from the $94,491 net loss in the prior year's period. Operating losses in the 1997 period also increased approximately 38.7% compared to the 1996 period.

     Oil prices averaged $17.53 per barrel during the third quarter of 1997, compared to an average of $20.69 per barrel in the 1996 period. For the nine month period, oil prices averaged $18.67 per barrel in 1997 compared to $19.57 in 1996.

     The Company had cash and cash equivalents at September 30, 1997, of $230,171 compared to $218,355 at the end of the 1996 fiscal year. Management estimates that it owes $301,701 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

     In the months of August and September, 1997, Joseph M. Rodano, President and Treasurer of Petrol Industries, Inc., as well as a member of its Board of Directors, purchased a total of 30,000 Shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. Each purchase was made in an open market transaction, and all of the shares purchased by Mr. Rodano were purchased with his personal funds. As of September 30, 1997, Mr. Rodano owns an aggregate of 477,325 Shares, comprising approximately 30% of the outstanding shares.

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


                                       PETROL INDUSTRIES, INC.



Dated:   November 12, 1997          By:  Joseph M. Rodano
                                       --------------------------------------
                                         Joseph M. Rodano
                                         President and Treasurer

                                EXHIBIT INDEX


     Exhibit
       No.                                     Description
     -------                                   -----------
       27                                Financial Data Schedule