Form 10KSB
period 1997-12-31
PETROL INDUSTRIES INC
filed 1998-03-30
CIK 77864

                                  FORM 10-KSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
(Mark One)                    Washington, D.C.  20549

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________to ____________________________

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

     State the issuer's revenues for its most recent fiscal year:  $810,365

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of the stock as of March 12, 1998 was $499,124.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares of common stock, $.10 par value, outstanding as of March 19, 1998 was 1,597,196.

     Transitional Small Business Disclosure Format: Yes [    ]  No [ X ]

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None
                              Page 1 of 34 Pages
                           Index appears at Page 10

ITEM 1.   BUSINESS.

GENERAL DESCRIPTION.

     Petrol Industries, Inc. ("Petrol" or the "Company") was organized under the laws of the State of Nevada in 1968 as a wholly-owned subsidiary of Sovereign Industries, Inc. In 1970, Sovereign Industries, Inc. distributed a substantial portion of Petrol's common stock to its stockholders. Since the dates of their respective organizations, Petrol and its wholly-owned subsidiaries have been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island Field, the Greenwood-Waskom Field, and the Shreveport Field, all in Caddo Parish, Louisiana. Petrol and its wholly-owned subsidiaries currently employ 16 persons in the aggregate.

     As of December 31, 1997, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 326 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 275 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, approximately 30 of its wells will be placed back in operation during the course of 1998, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 20-25 wells will temporarily not be operating at any given time as maintenance is required. Management is carefully examining whether to suspend production on certain wells to conserve available capital and assets. During the course of 1997, the Company disposed of two of its leases which had become unprofitable to operate.

     Virtually all of the Company's oil production comes from property characterized as stripper well property, meaning that the wells located thereon produced an average of 10 barrels or less per day. In 1997, Petrol's interests in oil wells and gas wells taken together with oil wells owned by the limited partnerships organized in connection with its 1979, 1983 and 1984 drilling programs had a gross production of 42,672 barrels of oil and 3,038 MCF of gas, and production, net to Petrol, of 32,516 barrels of oil and 3,038 MCF of gas.

     The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.); the higher the gravity, the higher the price. Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 1997, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $18.44 per barrel of oil and $2.04 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS.

     Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 1997 and 1996, approximately $157,199 and $151,054 were expended on such maintenance.

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

     There was no drilling activity in 1996 or 1997.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION.

     The Company's oil and gas production is sold to major oil companies and other purchasers which gather oil production by tankwagon in areas where pipelines are not available. Two companies, EOTT Energy Operating Limited Partnership, formerly EOTT Energy ("EOTT") and Citgo Petroleum Corporation together accounted for 93.3% of the Company's 1997 oil sales. More than half a dozen other customers account for the balance of the Company's sales. Petrol is not a party to any long-term supply contracts for oil and gas.

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

ITEM 2.   PROPERTIES.

     a. LOCATION AND CHARACTER OF THE COMPANY'S PROPERTIES. Petrol, in connection with its oil and gas production, currently leases approximately 110 parcels of property, located in the Caddo Pine Island Field and the Shreveport Field, both located in Caddo Parish, Louisiana. Most of its wells are shallow oil wells, completed in the Annona Chalk Zone, at depths ranging from 1,400 feet to 1,600 feet. In general, the leases held by Petrol provide that they shall remain in force so long as producing wells are being operated thereon or so long as Petrol is actively engaged in rework thereon. If Petrol does not produce any oil from a particular lease and is not engaged in any rework on such lease for a period of three consecutive months, such lease may at the option of the lessor, be deemed abandoned. Because of the Company's shortage of capital and liquid assets, Management is examining the possibility of suspending production on many of its leases. If such a strategy is implemented, Management will seek to minimize the adverse effect which suspension of production could have on the Company's lease holdings.

     b. RESERVES. See Supplemental Information regarding Oil and Gas Producing Activities at Pages 21 to 24 and Schedules 3 and 4 at Pages 25 to 26, for estimates of net quantities of proved oil and gas reserves, and for standardized measure of discounted future net cash flow relating thereto.

     c. RESERVES REPORTED TO OTHER AGENCIES. The Company did not file any estimates of oil and gas reserves with any federal authority or agency during 1997.

     d. PRODUCTION. For the years ended December 31, 1996 and 1997, the average sales price (including transfers) per unit of oil produced was $20.34 and $18.44, respectively, and the average production cost (lifting cost) per unit of production for oil was $15.36 and $15.73, respectively.

     e. PRODUCTIVE WELLS AND ACREAGE. As of December 31, 1997, the Company held the following productive wells and developed acres:

                                         OIL          GAS        OIL & GAS

     (i)    Gross Productive Wells       326            8           18
     (ii)   Net Productive Wells         316            1.2         10.5
     (iii)  Gross Developed Acres      4,288        1,310          958
     (iv)   Net Developed Acres        2,436.3         66          179.5

     f. UNDEVELOPED ACREAGE. As of December 31, 1997, the Company held the following undeveloped acreage:

          (i)    Gross Acres                   121
          (ii)   Net Acres                      54

     g.  DRILLING ACTIVITY.  No drilling activity occurred in 1997 or 1996.

     h.  PRESENT ACTIVITIES.  See Item 1.

     i. DELIVERY COMMITMENTS. The Company is not, and for more than three years, had not been required to provide any fixed or determinable quantity of oil or gas under any contracts or agreements.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

     Until June 8, 1992, trading in the Company's common stock was reported in the National Association of Securities Dealers' Automated Quotation system. Since June 9, 1992, the Company's common stock has been traded over-the-counter. Following are the high and low bids of its common stock as of January 1, 1996, on a quarterly basis. Prices are reported by the National Quotation Bureau, Inc. which may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                             HIGH BID              LOW BID
                                             --------              -------
            1996

     1st Quarter                               3/16                 5/32
     2nd Quarter                               7/16                 3/16
     3rd Quarter                               3/8                  1/8
     4th Quarter                               9/16                 1/8

            1997

     1st Quarter                               5/16                 5/32
     2nd Quarter                               1/2                  5/32
     3rd Quarter                               9/32                 3/16
     4th Quarter                               7/16                 5/32

            1998

     1st Quarter thru March 13                 3/8                  7/32


     On March 20, 1998, there were 3,747 holders of record of its common stock.

     No dividends were declared or paid during 1996 or 1997 and the Company has no present intention to pay cash dividends in the foreseeable future.

     During the course of 1997, Joseph M. Rodano, President and Treasurer of Petrol, as well as a member of its Board of Directors, purchased a total of 92,000 shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. During the course of 1996, Mr. Rodano purchased a total of 27,500 shares. Each purchase was, in each case, in an open market transaction. All of the shares purchased by Mr. Rodano were purchased with his personal funds.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


1997 COMPARED TO 1996

     (a) RESULTS OF OPERATIONS. The Company continues to endeavor a decrease in production for 1997, as overall production declined 5.1% from 1996. This decline in gross production is also accompanied by a decrease in received oil prices. The average price of an equivalent barrel of oil received in 1997 was $18.44, down from $20.34 received on average for 1996. The decline in production when associated with the decline in received oil prices resulted in a net loss to the Company of $236,196, or $.14 per share, on revenues of $810,365.

     The net loss from operations (before other income/expense items) was $224,618 for 1997 as compared to $138,457 for 1996, or an increase in the loss from operations of 62.2% over the prior year's operations. To restore operating profitability, the Company will depend on significant increases in overall production and this production must be aided by an increase in received oil prices over the following twelve month period, understanding that received oil prices are dependent on the results of world events outside the Company's control.

     (b) FINANCIAL CONDITION AND LIQUIDITY. The recurring losses from operations continue to erode the cash and cash equivalents of the Company, as the liquid assets are being used to fund current operations. Current liabilities exceed current assets by $568,759 and stockholders' deficit was $451,125 for the year ended December 31, 1997. Management has continued to endeavor a further reduction in the average price of an equivalent barrel of oil during the first quarter of 1998.

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

     (c) ENVIRONMENTAL. The Company's operations are subject to numerous laws and regulations designed to protect the environment and/or impose remedial obligations. The Company operates certain oil fields for which known or potential obligations for environmental remediation exist.

     Although the Company is not aware of any environmental matters that might have a material effect on the Company's financial condition at December 31, 1997, there is the possibility that expenditures could be required, or revised regulatory requirements could necessitate expenditures at certain sites. Such expenditures could have a material impact on the results of operations in a future period.

1996 COMPARED TO 1995

     (a) RESULTS OF OPERATIONS. Production declined 10.5% from 1995. The decline in production offset the increase in received oil prices, resulting in a net loss of $133,243, or $.08 per share, on revenues of $956,541. The

Company's operating loss of $138,457 declined from last year's operating loss of $171,218.

     The average price of an equivalent barrel of oil received in 1996 was $20.34, up from $16.59 received on average in 1995.

     (b) FINANCIAL CONDITION AND LIQUIDITY. Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $214,929, the Company will lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations.


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

RECENT ACCOUNTING PRONOUNCEMENTS

     In February of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, EARNINGS PER SHARE, effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 provides for revised calculation of earnings per share to compare with current international reporting and provides for computation of earnings per share from continuing operations and earnings per share of net income along with disclosures of the respective computations. Since the Company is of simple capital structure with only one class of common stock outstanding, management does not anticipate any material impact by SFAS 128 in the calculation of the respective earnings per share computation and disclosures.

     In February of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, effective for financial statements for periods ending after December 15, 1997. SFAS 129 provides for the presentation in summary from within an entity financial statements, the pertinent rights and privileges of the various securities outstanding and the disclosure within its financial statements of the number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Since this SFAS pertains only to the disclosure of required information, it should not have any financial impact on the Company's operations.

     In June of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, REPORTING COMPREHENSIVE INCOME, effective for fiscal years beginning after December 15, 1997. SFAS 130 discusses how to report and display comprehensive income and its components. Comprehensive income is defined as "the change in equity (net asset) of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." This statement divides comprehensive income into net income and other comprehensive income, and there should be no material impact by this SFAS on operations or financial statements.

     In June of 1997, the Financial Accounting Standards Board (FASB) issued SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. At the current time, the Company does not meet the additional reporting requirements of this SFAS.

ITEM 7.  INDEX TO FINANCIAL STATEMENTS.


                                                                      PAGE
                                                                      ----

         Independent Auditors' Report                                  11

         Consolidated Balance Sheet                                    12

         Consolidated Statements of Operations                         13

         Consolidated Statements of Changes in Stockholders'           14
           Deficit

         Consolidated Statements of Cash Flows                         15

         Notes to Consolidated Financial Statements                    16

                         Independent Auditors' Report



The Board of Directors and Stockholders
Petrol Industries, Inc. and Subsidiaries
Shreveport, Louisiana


We have audited the consolidated balance sheet of Petrol Industries, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Petrol Industries, Inc. and Subsidiaries as of December 31, 1996, were audited by other auditors whose report dated February 14, 1997, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrol Industries, Inc. and Subsidiaries at December 31, 1997, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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



HEARD McELROY & VESTAL LLP

Shreveport, Louisiana
March 1, 1998

                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheet
                                    December 31, 1997
                ASSETS
Current assets:
  Cash and cash equivalents                                   $   174,809
  Accounts receivable:
    Trade                                                          56,499
    Other                                                           9,817
                                                                ---------
                                                                   66,316

  Inventory                                                        43,643
  Prepaid expenses                                                  2,468
                                                                ---------
          Total current assets                                    287,236
                                                                ---------
Property and equipment, at cost:
  Land                                                              7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                        4,180,055
  Trucks and other operating equipment                            349,911
  Furniture and fixtures                                           44,015
                                                                ---------
                                                                4,580,981
  Less accumulated depreciation, depletion and amortization     4,521,200
                                                                ---------
                                                                   59,781
                                                                ---------
Cash surrender value of life insurance, net                        56,746
Other assets                                                        1,107
                                                                ---------
                                                              $   404,870
                                                                =========
     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                            $    47,611
  Payable to interest owners                                      303,692
  Payable to officer, net                                         391,701
  Accrued expenses                                                112,991
                                                                ---------
          Total current liabilities                               855,995
                                                                ---------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                           ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 and
    1,597,233 shares in 1997 and 1996                             159,720
  Accumulated deficit                                            (610,845)
                                                                ---------
          Total stockholders' deficit                            (451,125)
                                                                ---------
                                                              $   404,870
                                                                =========
See accompanying notes to consolidated financial statements.


                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Statements of Operations

                          Years ended December 31, 1997 and 1996



                                                  1997             1996
                                                  ----             ----
Revenues:
  Oil and gas sales                          $   792,965          938,911
  Other operating income                          17,400           17,630
                                               ---------        ---------
                                                 810,365          956,541
                                               ---------        ---------
Expenses:
  Lease operating expense                        671,106          691,132
  Severance taxes                                 21,118           35,422
  General and administrative                     333,508          359,375
  Depreciation, depletion and
    amortization                                   9,251            9,069
                                               ---------        ---------
                                               1,034,983        1,094,998
                                               ---------        ---------
          Operating loss                        (224,618)        (138,457)

Other income and (expense):
  Gain on sale of assets                           7,500           19,473
  Interest and dividend income                    11,947           10,709
  Interest expense                               (31,025)         (24,968)
                                               ---------        ---------
                                                 (11,578)           5,214

          Loss before provision
           for income taxes                     (236,196)        (133,243)

Income Tax                                           ---              ---
                                               ---------        ---------
          Net loss                           $  (236,196)        (133,243)
                                               =========        =========

Net loss per share                           $      (.14)            (.08)
                                               =========        =========




See accompanying notes to consolidated financial statements.



                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Changes in Stockholders' Deficit

                          Years ended December 31, 1997 and 1996



                                                  1997              1996
                                                  ----              ----
Preferred stock                              $       ---               ---

Common stock:
  Balance at beginning of year                   159,720           159,724
  Retirement of stock                                ---                (4)
                                               ---------         ---------
  Balance at end of year                         159,720           159,720
                                               ---------         ---------

Accumulated deficit:
  Balance at beginning of year                  (374,649)         (241,406)
  Net loss                                      (236,196)         (133,243)
                                               ---------         ---------
  Balance at end of year                        (610,845)         (374,649)
                                               ---------         ---------

     Total stockholders' deficit             $  (451,125)         (214,929)
                                               =========         =========




See accompanying notes to consolidated financial statements.


                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                          Years ended December 31, 1997 and 1996


                                                 1997            1996
                                                 ----            ----
Operating activities:
  Net loss                                   $ (236,196)       (133,243)
  Adjustments to reconcile net loss to cash
   provided (used) by operating activities:
     Depreciation, depletion and                  9,251           9,069
      amortization
     Gain on sale of assets                      (7,500)        (19,473)
     Losses on retirements of property
      and equipment included in lease
      operating expenses                            ---          20,767
     Increase in cash surrender value
      of life insurance                          (6,270)        (11,100)
     Decrease (increase) in accounts
      receivable                                 26,468          (1,796)
     Decrease (increase) in inventory             4,004         (17,657)
     Decrease in prepaid expenses                 2,857           9,883
     Increase (decrease) in accounts payable
      and accrued expenses                       (6,182)         42,210
     Increase in payable to officer, net        150,446         130,547
     Increase in payable to interest owners      25,136          34,478
                                              ---------       ---------
       Net cash provided (used) by
         operating activities                   (37,986)         63,685
                                              ---------       ---------
Investing activities:
  Capital expenditures                          (13,060)        (35,338)
  Proceeds from sale of property and
   equipment                                      7,500          20,000
                                              ---------       ---------
       Net cash used by investing
         activities                              (5,560)        (15,338)
                                              ---------       ---------
Financing Activities:
  Purchase and retirement of common stock           ---              (4)
                                              ---------       ---------
       Net cash used by financing activities        ---              (4)
                                              ---------       ---------

Increase (decrease) in cash and cash
  equivalents                                   (43,546)         48,343
Cash and cash equivalents at beginning
  of year                                       218,355         170,012
                                              ---------       ---------
Cash and cash equivalents at end of year     $  174,809         218,355
                                              =========       =========
See accompanying notes to consolidated financial statements.

                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                                December 31, 1997 and 1996


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

(2)  LIQUIDITY AND FINANCIAL CONDITION

     Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $451,125, the Company will lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations.

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

                                                                (Continued)

                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


(3)  CASH SURRENDER VALUE LIFE INSURANCE

     In 1993, the Company borrowed $78,666 against a life insurance policy. No payments have been paid on the principal as of December 31, 1997, however, interest payments of $6,293 were made in 1997 and 1996. The stated rate of interest is 8%. There are no terms for repayment of the principal. The outstanding loan amount has been netted against the cash surrender value of the policy which totaled $135,412 at December 31, 1997.

(4)  INCOME TAXES

     There was no income tax expense (benefit) reported for the years ended December 31, 1997 and 1996.

     The following table presents reconciliations of the expected tax expense (benefit) using the statutory federal tax rates of 34% in 1997 and 1996, and the Company's actual tax benefit:

                                                     1997            1996
                                                     ----            ----
     Tax (benefit) at the statutory
       federal rate                              $ (80,307)        (45,303)
     Current year losses which provided
       no tax benefit                               74,251          38,825
     Other, net                                      6,056           6,478
                                                  --------        --------
                                                 $     ___             ___
                                                  ========        ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below.

                                                      1997          1996
                                                      ----          ----
     Deferred tax assets:
       Net property and equipment, principally
         due to differences in depreciation      $    60,000        60,142
       Accounts payable and accrued expenses          51,906        48,851
       Tax net operating loss carryforward           387,283       401,340
       Capital loss carryforward                         ---           ---
       Statutory depletion carryforward              313,943       282,131
                                                   ---------     ---------
           Total gross deferred tax assets           818,132       792,464
           Less valuation allowance                 (818,132)     (792,464)
                                                   ---------     ---------
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

     The valuation allowance for deferred tax assets of approximately $818,132 at December 31, 1997, has increased approximately $26,000 (the same as the decrease in certain deferred tax assets) from the amount determined at January 1, 1997. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

     The Company has federal tax net operating loss carryforwards of approximately $1,138,000 which expire between 2003 and 2011, which could be used to offset future federal taxable income. The Company has a statutory oil and gas depletion carryforward of approximately $923,000, which has no expiration date.

     There were no taxes paid in 1997 and 1996.

(5)  PAYABLE TO INTEREST OWNERS

     The Company has recorded as a payable totaling $303,692 to approximately 100 individual owners of royalty, working interests, and/or overriding royalty interest as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

(6)  BUSINESS AND CREDIT CONCENTRATIONS

     The Company has been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island Field, Greenwood Waskom Field, and the Shreveport Field, all in Caddo Parish, Louisiana.

     The Company is primarily involved in the production of oil which is sold to approximately ten oil companies. The Company had sales to two major customers in 1997 and 1996 as follows:

                                      1997             1996
                                      ----             ----

     Customer 1                   $  188,000          242,000
     Customer 2                      552,000          619,000
                                     -------          -------
                                  $  740,000          861,000
                                     =======          =======

                                                                (Continued)

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(7)  NET LOSS PER SHARE

     Net loss per share of common stock was computed on the weighted average number of shares outstanding of 1,597,196 and 1,597,223 for 1997 and 1996, respectively.

(8)  AFFILIATED PARTNERSHIPS

     The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note
9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

     Indebtedness to partnerships for their portion of undistributed net revenue was approximately $17,332 at December 31, 1997, and is included in accounts payable.

(9)  OTHER OPERATING INCOME

     Other operating income for the years ended December 31, 1997 and 1996, consists of the following:

                                                    1997         1996
                                                    ----         ----
     Affiliated partnerships - operations
       and administration fee                   $  12,180       12,406
     Other                                          5,220        5,224
                                                   ------       ------
                                                $  17,400       17,630
                                                   ======       ======

(10) RELATED PARTY TRANSACTIONS

     Payable to officer, net, consists of the following:

                                                1997        1996
                                                     ----        ----
     Accrued salary plus interest               $  506,064     356,327
     Note payable to Company plus interest         (43,817)    (40,570)
     Advances                                      (70,547)    (74,502)
                                                  --------    --------
                                                $  391,701     241,255
                                                  ========    ========

     Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 1997 and 1996 were $24,732 and $16,644, respectively. The note payable represents a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bears interest at an annual rate of one-quarter of a percent in excess of prime rate of Citibank, N.A. Interest included in income was $3,238 and $3,246 during 1997 and 1996, respectively. Advances are non-interest bearing.

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES-Schedule 4

Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $15.33 per barrel for oil at December 31, 1997) to estimated quantities of proved developed

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                     Supplemental Oil and Gas Information
                                  (unaudited)


reserves as of each year end. Oil prices have declined in early 1998 from year end levels. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

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

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 1997 and 1996.

                                                                 Schedule 1

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                     Capital Costs Relating to Oil and Gas
                             Producing Activities

                          December 31, 1997 and 1996
                                  (unaudited)


                                                1997           1996
                                                ----           ----

Proved properties                           $ 4,180,055      4,262,884
Other                                           349,911        336,098
                                              ---------      ---------
                                              4,529,966      4,598,982
Accumulated depreciation, depletion
  and amortization                            4,482,391      4,552,235
                                              ---------      ---------
Net capitalized costs                       $    47,575         46,747
                                              =========      =========




NOTE: Included in capitalized costs at December 31, 1997 and 1996, is $746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.

                                                                  Schedule 2
                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

              Costs Incurred in Oil and Gas Property Acquisition,
                    Exploration, and Development Activities

                    Years ended December 31, 1997 and 1996
                                  (unaudited)


                                                  1997             1996
                                                  ----             ----

Developmental costs                          $    6,560           24,686
                                                =======          =======

                                                                  Schedule 3
                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                          Estimated Net Quantities of
                     Proved Developed Oil and Gas Reserves

                    Years ended December 31, 1997 and 1996
                                  (unaudited)


                                                 1997            1996
                                                 ----            ----
                                                Barrels         Barrels
                                                of Oil          of Oil
                                                -------         -------
Proved developed reserves:
  Beginning of year                              293,293         356,454
  Production                                     (42,672)        (44,969)
  Sales of minerals in place                      (7,056)        (18,192)
  Revisions, extensions and discoveries              ---             ---
                                                --------        --------

End of year                                      243,565         293,293
                                                ========        ========






NOTE: The proved developed reserves are all located within the United States. Proved developed reserves have been included since they are economically the most appropriate estimate of reserves to include in the schedule.

                                                                   Schedule 4
                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

              Standardized Measure of Discounted Future Net Cash
                Flows Relating to Proved Oil and Gas Quantities

                    Years ended December 31, 1997 and 1996
                                  (unaudited)

                                            1997              1996
                                            ----              ----
                                                (in thousands)

Future cash inflows                      $  3,734             6,975
Future production and development
  cost                                     (3,831)           (4,496)
Future income tax (expense)
  benefit                                     ---               ---
                                           ------            ------
Future net cash flows (deficit)               (97)            2,479
10% annual discount for estimated
  timing of cash flows (deficit)               29              (826)
                                           ------            ------
Standardized measure of discounted
  future net cash flows (deficit)        $    (68)            1,653
                                           ======            ======

Principal sources of change in the standardized measure of discounted future net cash flows for the years shown:

                                            1997              1996
                                            ----              ----
                                                (in thousands)
Net changes in prices and production
  cost, including excise taxes            $(1,901)              738
Sales and transfers of oil and gas
  produced, net of production costs          (122)             (212)
Net change due to revisions,
  extensions, and discoveries                 ---               ---
Net change due to purchase (sales) of
  minerals-in-place                          (130)             (370)
Development cost incurred during the
  period                                        7                25
Accretion of discount                         165               118
Change in production rates (timing)
  and other                                   260               173
                                            -----             -----
                                          $(1,721)              472
                                            =====             =====

NOTE: The proved and proved developed reserves are located within the United States.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Effective November 12, 1997, Petrol dismissed its prior certifying accountants KPMG Peat Marwick and retained as its new certifying accountants, Heard, McElroy & Vestal, L.L.P. There were no disagreements between Petrol and KPMG Peat Marwick on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  The Directors of Petrol are as follows:

                                Position with the Company
                                and Business Experience            Director
Name                  Age       During Past Five Years              Since
----                  ---       -------------------------          --------

Joseph M. Rodano       61       Chairman of the Board of             1972
                                Directors, President
                                and Chief Executive Officer
                                of Petrol since 1972;
                                Treasurer of Petrol since
                                1980; Assistant Secretary
                                since March, 1996.

Robert M. Bontempi     66       Director, Retired; Bond              1972
                                Salesman, Thomson McKinnon
                                Securities, 1983-1988.

Arlys C. Milan         43       Vice President of Petrol             1994
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

     (b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                                    Position with the Company and Business
Name                     Age        Experience During Past Five Years
----                     ---        --------------------------------------

Joseph M. Rodano         61         See "Directors" above.

Arlys C. Milan           43         See "Directors" above.

Jimmy S. Foster          54         Vice President of Petrol since April,
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

     The Company has no standing audit, nominating or compensation committees, or committees performing similar functions. The Board of Directors met twice in 1997.


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

                                      SUMMARY COMPENSATION TABLE
                                                                         Long-Term Compensation
                                       Annual Compensation               Awards         Payouts
                               ------------------------------------ --------------------------------
Name and                                                            Restricted                         All Other
Principal                                           Other Annual      Stock     Options/    LTIP      Compensation
Position                 Year  Salary($)  Bonus($)  Compensation($)  Awards($)   SARs(#)  Payouts($)      ($)
--------                 ----  ---------  --------  --------------- ----------  --------  ----------  ------------
Joseph M. Rodano,        1996   125,000      -           -              -           -        -              -
 President, Chief        1997   125,000      -           -              -           -        -              -
 Executive Officer,
 and Chairman of the
 Board

Stock Option Grants

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 1997 and 1996 to Mr. Rodano.

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
Not Applicable


Stock Option Exercises

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 1997 or 1996 and did not have any unexercised options at the fiscal year-end.

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
Not Applicable


Long-Term Incentive Plan Awards in Last Fiscal Year

     There were no awards made in the fiscal year ended December 31, 1997 and 1996 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

                            LONG-TERM INCENTIVE PLANS - AWARDS
                                   IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------
                                                            Estimated Future Payouts Under Non-Stock
          Number of Shares,                                            Price-Based Plans
           Units or Other        Performance or Other       ----------------------------------------
               Rights           Period Until Maturation     Threshold         Target         Maximum
Name            (#)                   or Payout             ($ or #)         ($ or #)        ($ or #)
----      -----------------     -----------------------     ---------        --------        --------
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

     Non-management directors were paid an annual fee of $800 in 1995, with the remainder of the fees being accrued. Fees were accrued in 1996, but none were accrued in 1997.

     There are no retirement, resignation or termination arrangements with executive officers due to change in control of the Company, or for any other reason.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following table sets forth, as of March 19, 1998, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

              Name of              Amount and Nature        Percent
          Beneficial Owner      of Beneficial Ownership     of Class
          ----------------      -----------------------     --------

          Joseph M. Rodano          529,325 (direct)          33.1%

     (b) The following table sets forth, as of March 19, 1998, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the two next most highly compensated officers, and by all directors and officers as a group:

              Name of              Amount and Nature        Percent
          Beneficial Owner      of Beneficial Ownership     of Class
          ----------------      -----------------------     --------
          Joseph M. Rodano          529,325 (direct)          33.1%

          Robert M. Bontempi              0                    0.0%

          Arlys C. Milan                  0                    0.0%

          Jimmy S. Foster                 0                    0.0%

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

              22 Subsidiaries of the Company (Filed as Exhibit 22 to Registrant's 1981 Annual Report on Form 10-K and incorporated herein by reference).

              (b)  Reports on Form 8-K.

                   A Form 8-K regarding a change in certifying accountants was filed with the Commission on November 19, 1997. Form 8-K/A was filed with the Commission on December 5, 1997, to add the response letter of KPMG Peat Marwick.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PETROL INDUSTRIES, INC.

March 30, 1998                         By:     Joseph M. Rodano
                                          ----------------------------------
                                          Joseph M. Rodano
                                          President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 1998                                   Joseph M. Rodano
                                       -------------------------------------
                                       Joseph M. Rodano - Director

March 30, 1998                                   Robert Bontempi
                                       -------------------------------------
                                       Robert Bontempi - Director

March 30, 1998                                   Arlys C. Milan
                                       -------------------------------------
                                       Arlys C. Milan - Director