Form 10QSB
period 1998-03-31
PETROL INDUSTRIES INC
filed 1998-05-13
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
OMB Approval
OMB Number: xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     [xx] Quarterly report under Section 13 or 15(d) of the Securities

          Exchange Act of 1934

     For the quarterly period ended:     March 31, 1998

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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   March 31,      December 31,
         ASSETS                                      1998             1997
         ------                                    ---------      ------------
                                                  (unaudited)
Current assets:
  Cash and cash equivalents                       $  133,185         174,809
  Accounts receivable:
    Trade                                             54,598          56,499
    Other                                              9,497           9,497
                                                   ---------       ---------
                                                      64,095          66,316

  Inventory                                           36,449          43,643
  Prepaid expenses                                     7,957           2,468
                                                   ---------       ---------
          Total current assets                       241,686         287,236
                                                   ---------       ---------
Property and equipment, at cost:
  Land                                                 7,000           7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method           4,187,958       4,180,055
  Trucks and other operating equipment               341,074         349,911
  Furniture and fixtures                              44,015          44,015
                                                   ---------       ---------
                                                   4,580,047       4,580,981
  Less accumulated depreciation, depletion and
        amortization                               4,519,009       4,521,200
                                                   ---------       ---------
                                                      61,038          59,781
                                                   ---------       ---------
Cash surrender value of life insurance, net           59,521          56,746
Other assets                                           1,107           1,107
                                                   ---------       ---------
                                                  $  363,352         404,870
                                                   =========       =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------
Current liabilities:
  Accounts payable                                $   42,359          47,611
  Payable to interest owners                         306,844         303,692
  Payable to officer, net                            440,080         391,701
  Accrued expenses                                   125,855         112,991
                                                   ---------       ---------
          Total current liabilities                  915,138         855,995

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding              ---             ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 1998 and 1997                                 159,720         159,720

  Accumulated deficit                               (711,506)       (610,845)
                                                   ---------       ---------
          Total stockholders' deficit               (551,786)       (451,125)
                                                   ---------       ---------
                                                  $  363,352         404,870
                                                   =========       =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations

                  Three months ended March 31, 1998 and 1997
                                 (unaudited)


                                                       1998            1997
                                                       ----            ----
Revenues:
  Oil and gas sales                                $  137,024         207,555
  Other operating income                                6,630           4,161
                                                    ---------       ---------
                                                      143,654         211,716
                                                    ---------       ---------
Expenses:
  Lease operating expense                             148,616         175,330
  General and administrative                           86,787          86,014
  Depreciation, depletion and amortization              1,800           1,515
                                                    ---------       ---------
                                                      237,203         262,859
                                                    ---------       ---------

           Operating loss                             (93,549)        (51,143)

Other income and (expense):
  Loss-sale of assets                                    (408)            ---
  Interest income                                       2,194           2,737
  Interest expense                                     (8,898)         (6,894)
                                                    ---------       ---------
                                                       (7,112)         (4,157)
                                                    ---------       ---------
           Net loss                                $ (100,661)        (55,300)
                                                    =========       =========

Net loss per share                                       (.06)           (.04)
                                                    =========       =========

Average common shares outstanding                   1,597,196       1,597,196
                                                    =========       =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                  Three months ended March 31, 1998 and 1997
                                     (unaudited)



                                                         1998          1997
                                                         ----          ----
Operating activities:
  Net loss                                           $ (100,661)      (55,300)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation, depletion and amortization            1,800         1,515
      Loss on sale of assets                                408           ---
      Losses on retirements of property and
        equipment included in lease operating expenses     (616)       (1,850)
      Changes in assets and liabilities:
        Cash surrender value of life insurance           (2,775)       (2,775)
        Accounts receivable                               2,221         8,150
        Inventory                                         7,194        (4,813)
        Prepaid expenses                                 (5,489)       (7,077)
        Accounts payable and accrued expenses             7,612         6,529
        Payable to officer, net                          48,379        46,836
        Payable to interest owners                        3,152         8,049
          Net cash (used) provided by operating       ---------     ---------

           activities                                   (38,775)         (736)

Investing activities:
  Capital expenditures                                   (2,849)         (244)
                                                      ---------     ---------
          Net cash used by investing activities          (2,849)         (244)


Increase (decrease) in cash and cash equivalents        (41,624)         (980)
Cash and cash equivalents at beginning of period        174,809       218,355
                                                      ---------     ---------
Cash and cash equivalents at end of period           $  133,213       217,375
                                                      =========     =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                  Three months ended March 31, 1998 and 1997
                                 (unaudited)



                                                       1998            1997
                                                       ----            ----
Stockholders' deficit at January 1                 $ (451,125)       (214,929)

  Net loss for the three-month period                (100,661)        (55,300)
                                                    ---------       ---------
Stockholders' deficit at March 31                    (551,786)       (270,229)
                                                    =========       =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 1997 Annual Report on Form 10-KSB.

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

                                               Total Number of
                                              Shares Outstanding
                                              1998          1997
                                              ----          ----
     January 31                             1,597,196     1,597,196
     February 28                            1,597,196     1,597,196
     March 31                               1,597,196     1,597,196

4. The expected tax benefit resulting from operating losses for the first three months of 1998 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Even with an increase of 8.9% in production, oil and gas sales revenues were significantly lower during the first quarter of 1998, caused by a 34.7% decline in oil prices as compared to the 1997 period. The Company's net loss increased to $100,661, or ($.06) per share, compared to a net loss of $55,300, or ($.04) per share in the 1997 period.

     The Company sustained an operating loss of $93,549 in the first quarter of 1998, compared to an operating loss of $51,143 in the first quarter of 1997. Oil prices averaged $13.66 per barrel during the first quarter of 1998, compared to an average of $20.91 per barrel in the 1997 period.

     The Company had cash and cash equivalents at March 31, 1998, of $133,185, compared to $174,809 at the end of the 1997 fiscal year.

     Management estimates that it owes $306,844 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.


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


Dated:   May 13, 1998


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