Form 10QSB
period 1998-06-30
PETROL INDUSTRIES INC
filed 1998-08-11
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB
OMB Approval
OMB Number: xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:            June 30, 1998

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                     June 30,     December 31,
                                                       1998          1997
                 ASSETS                             -----------   ------------
                 ------                             (unaudited)
Current assets:
  Cash and cash equivalents                        $   94,672        174,809
  Accounts receivable:
    Trade                                              39,590         56,499
    Other                                               9,497          9,817
                                                    ---------      ---------
                                                       49,087         66,316

  Inventory                                            23,388         43,643
  Prepaid expenses                                      9,441          2,468
                                                    ---------      ---------
          Total current assets                        176,588        287,236
                                                    ---------      ---------
Property and equipment, at cost:
  Land                                                  7,000          7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method            4,189,540      4,180,055
  Trucks and other operating equipment                360,074        349,911
  Furniture and fixtures                               44,015         44,015
                                                    ---------      ---------
                                                    4,600,629      4,580,981
  Less accumulated depreciation, depletion and
        amortization                                4,521,409      4,521,200
                                                    ---------      ---------
                                                       79,220         59,781
                                                    ---------      ---------
Cash surrender value of life insurance, net            62,296         56,746
Other assets                                            1,107          1,107
                                                    ---------      ---------
                                                   $  319,211        404,870
                                                    =========      =========
          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------
Current liabilities:
  Accounts payable                                 $   37,929         47,611
  Payable to interest owners                          309,240        303,692
  Payable to officer, net                             485,165        391,701
  Accrued expenses                                    136,430        112,991
                                                    ---------      ---------
          Total current liabilities                   968,764        855,995

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding               ---            ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
      shares in 1998 and 1997                         159,720        159,720
  Accumulated deficit                                (809,273)      (610,845)
                                                    ---------      ---------
          Total stockholders' deficit                (649,553)      (451,125)
                                                    ---------      ---------
                                                   $  319,211        404,870
                                                    =========      =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)


                                     Quarter Ended         Six Months Ended
                                       June 30,                June 30,
                                     -------------         ----------------
                                   1998        1997        1998        1997
                                   ----        ----        ----        ----
Revenues:
  Oil and gas sales            $  114,398     186,169     251,422     393,725
  Other operating income            7,863       3,858      14,493       8,019
                                ---------   ---------   ---------   ---------
                                  122,261     190,027     265,915     401,744
                                ---------   ---------   ---------   ---------
Expenses:
  Lease operating expense         132,295     167,535     280,911     342,863
  General and administrative       77,680      80,529     164,466     166,543
  Depreciation, depletion and
    amortization                    2,400         915       4,200       2,430
                                ---------   ---------   ---------   ---------
                                  212,375     248,979     449,577     511,836
                                ---------   ---------   ---------   ---------
           Operating loss      $  (90,114)    (58,952)   (183,662)   (110,092)
                                ---------   ---------   ---------   ---------

Other income and (expense):
  Loss on sale of assets              ---         ---        (408)        ---
  Interest income                   1,849       2,932       4,043       5,669
  Interest expense                 (9,503)     (7,478)    (18,401)    (14,373)
                                ---------   ---------   ---------   ---------
                                   (7,654)     (4,546)    (14,766)     (8,704)
                                ---------   ---------   ---------   ---------

           Net loss            $  (97,768)    (63,498)   (198,428)   (118,796)
                                =========   =========   =========   =========

Net loss per share             $     (.06)       (.04)       (.12)       (.07)
                                =========   =========   =========   =========

Average common shares
  outstanding                   1,597,196   1,597,196   1,597,196   1,597,196
                                =========   =========   =========   =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                   Six months ended June 30, 1998 and 1997
                                 (unaudited)


                                                           1998        1997
                                                           ----        ----
Operating activities:
  Net loss                                             $ (198,428)   (118,796)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation, depletion and amortization              4,200       2,430
      Loss on sale of assets                                  408         ---
      Losses on retirements of property and
        equipment included in lease operating expenses       (857)      3,132
      Changes in assets and liabilities:
        Cash surrender value of life insurance             (5,550)     (5,550)
        Accounts receivable                                17,229      10,412
        Inventory                                          20,255       8,262
        Prepaid expenses                                   (6,973)     (3,752)
        Accounts payable and accrued expenses              13,757      17,535
        Payable to officer, net                            93,464      78,392
        Payable to interest owners                          5,548      15,666
                                                        ---------   ---------
          Net cash (used) provided by operating
            activities                                    (56,947)      7,731


Investing activities:
  Capital expenditures                                    (23,190)    (12,289)
                                                        ---------   ---------
          Net cash used by investing activities           (23,190)    (12,289)


Decrease in cash and cash equivalents                     (80,137)     (4,558)
Cash and cash equivalents at beginning of period          174,809     218,355
                                                        ---------   ---------
Cash and cash equivalents at end of period             $   94,672     213,797
                                                        =========   =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                   Six months ended June 30, 1998 and 1997
                                 (unaudited)



                                                       1998           1997
                                                       ----           ----
Stockholders' deficit at January 1                $  (451,125)       (214,929)

  Net loss for the six-month period                  (198,428)       (118,796)
                                                    ---------       ---------
Stockholders' deficit at June 30                  $  (649,553)       (333,725)
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

2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 1998 or 1997.

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the six months ended June 30. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.

                                                    Total Number of
                                                   Shares Outstanding
                                                   1998          1997
                                                   ----          ----
       January 31                               1,597,196     1,597,196
       February 28                              1,597,196     1,597,196
       March 31                                 1,597,196     1,597,196
       April 30                                 1,597,196     1,597,196
       May 31                                   1,597,196     1,597,196
       June 30                                  1,597,196     1,597,196

4. The expected tax benefit resulting from operating losses for the first six months of 1998 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Oil and gas sales revenues decreased approximately 38.6% in the second quarter of 1998, compared to the second quarter of 1997, the result being an 31.9% decrease in average oil prices of approximately $5.72 per barrel. The Company's net loss for the period increased to $97,768, or ($.06) per share, compared to $63,498 in the 1997 period, or ($.04) per share.

     The Company sustained an operating loss of $90,114 in the second quarter of 1998, compared to an operating loss of $58,952 in the prior year's second quarter. For the six month period ended June 30, 1998, the Company's net loss increased approximately 67.0% to $198,428 from the $118,796 net loss in the prior year's period.

     Management has attempted to reduce operating costs over the past several years in an effort to restore profitability in the face of current oil prices. Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

     Oil prices averaged $12.21 per barrel during the second quarter of 1998, compared to an average of $17.93 per barrel in the 1997 period. For the six month period, oil prices averaged $12.94 per barrel in 1998 compared to $19.30 in 1997.

     The Company had cash and cash equivalents at June 30, 1998, of $94,672, compared to $174,809 at the end of the 1997 fiscal year. Management estimates that it owes $309,240 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

     In May, 1998, Joseph M. Rodano, President and Treasurer of Petrol Industries, Inc., as well as a member of its Board of Directors, purchased a total of 5,000 Shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. The purchase was made in an open-market transaction, and all of the shares purchased by Mr. Rodano were purchased with his personal funds. As of June 30, 1998, Mr. Rodano owns an aggregate of 534,325 Shares, comprising approximately 34% of the outstanding shares.

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a limited number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position, as its computer programs will be updated by third party vendors. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

                         PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 1.  CHANGES IN SECURITIES.

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


Dated:   August 11, 1998


                                      PETROL INDUSTRIES, INC.


                                      By: Joseph M. Rodano
                                         -----------------------
                                         Joseph M. Rodano
                                         President and Treasurer

                                EXHIBIT INDEX


           Exhibit                                  Description
             No.                                    -----------
           -------
             27                                 Financial Data Schedule