Form 10QSB
period 1998-09-30
PETROL INDUSTRIES INC
filed 1998-11-13
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB
OMB Approval
OMB Number: xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:            September 30, 1998

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                 September 30,    December 31,
                 ASSETS                              1998             1997
                 ------                          -------------    ------------
                                                  (unaudited)
Current assets:
  Cash and cash equivalents                       $   55,048         174,809
  Accounts receivable:
    Trade                                             31,288          56,499
    Other                                              9,497           9,817
                                                   ---------       ---------
                                                      40,785          66,316

  Inventory                                           24,753          43,643
  Prepaid expenses                                     4,867           2,468
                                                   ---------       ---------
          Total current assets                       125,453         287,236
                                                   ---------       ---------
Property and equipment, at cost:
  Land                                                 7,000           7,000
  Developed and undeveloped oil and gas properties-
    successful efforts method                      4,187,172       4,180,055
  Trucks and other operating equipment               360,074         349,911
  Furniture and fixtures                              44,015          44,015
                                                   ---------       ---------
                                                   4,598,261       4,580,981
  Less accumulated depreciation, depletion and
        amortization                               4,524,109       4,521,200
                                                   ---------       ---------
                                                      74,152          59,781
                                                   ---------       ---------
Cash surrender value of life insurance, net           65,071          56,746
Other assets                                           1,107           1,107
                                                   ---------       ---------
                                                  $  265,783         404,870
                                                   =========       =========
          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------
Current liabilities:
  Accounts payable                                $   31,624          47,611
  Payable to interest owners                         311,445         303,692
  Payable to officer, net                            524,132         391,701
  Accrued expenses                                   149,229         112,991
                                                   ---------       ---------
          Total current liabilities                1,016,430         855,995
                                                   ---------       ---------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding              ---             ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 1998 and 1997                          159,720         159,720
  Accumulated deficit                               (910,367)       (610,845)
                                                   ---------       ---------
          Total stockholders' deficit               (750,647)       (451,125)
                                                   ---------       ---------
                                                  $  265,783         404,870
                                                   =========       =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)


                                      Quarter Ended        Nine Months Ended
                                      September 30,           September 30,
                                      -------------           -------------
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
Revenues:
  Oil and gas sales            $   93,012     204,830     344,434     598,554
  Other operating income            7,231       3,681      21,725      11,702
                                ---------   ---------   ---------   ---------
                                  100,243     208,511     366,159     610,256
                                ---------   ---------   ---------   ---------
Expenses:
  Lease operating expense         120,514     162,720     401,424     505,585
  General and administrative       69,542      81,770     234,009     248,313
  Depreciation, depletion and
    amortization                    2,700         915       6,900       3,345
                                ---------   ---------   ---------   ---------
                                  192,756     245,405     642,333     757,243
                                ---------   ---------   ---------   ---------

           Operating loss         (92,513)    (36,894)   (276,174)   (146,987)
                                ---------   ---------   ---------   ---------
Other income and (expense):
  Gain/(loss) on sale of assets       ---       7,500        (408)      7,500
  Interest income                   1,536       2,980       5,579       8,649
  Interest expense                (10,118)     (8,070)    (28,519)    (22,442)
                                ---------   ---------   ---------   ---------
                                   (8,582)      2,410     (23,348)     (6,293)
                                ---------   ---------   ---------   ---------
           Net loss            $ (101,095)    (34,484)   (299,522)   (153,280)
                                =========   =========   =========   =========

Net loss per share             $     (.06)       (.02)       (.19)       (.10)
                                =========   =========   =========   =========

Average common shares
 outstanding                    1,597,196   1,597,196   1,597,196   1,597,196
                                =========   =========   =========   =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                Nine months ended September 30, 1998 and 1997
                                 (unaudited)



                                                         1998          1997
                                                         ----          ----
Operating activities:
  Net loss                                           $ (299,522)     (153,280)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Depreciation, depletion and amortization            6,900         3,345
      Loss/(gain) on sale of assets                         408        (7,500)
      Losses on retirements of property and equipment
        included in lease operating expenses              1,511         2,061
      Changes in assets and liabilities:
        Cash surrender value of life insurance           (8,325)       (8,325)
        Accounts receivable                              25,531         8,926
        Inventory                                        18,890         8,583
        Prepaid expenses                                 (2,399)        1,132
        Accounts payable and accrued expenses            20,251        25,870
        Payable to officer, net                         132,431       114,471
        Payable to interest owners                        7,753        23,145
                                                      ---------     ---------
          Net cash provided by operating activities     (96,571)       18,428

Investing activities:
  Capital expenditures                                  (23,190)      (14,112)
  Proceeds from sale of property and equipment              ---         7,500
                                                      ---------     ---------
          Net cash (used) provided by investing
            activities                                  (23,190)       (6,612)


(Decrease)/increase in cash and cash equivalents        (119,761)       11,816
Cash and cash equivalents at beginning of period         174,809       218,355
                                                       ---------     ---------
Cash and cash equivalents at end of period            $   55,048       230,171
                                                       =========     =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                Nine months ended September 30, 1998 and 1997
                                 (unaudited)



                                                      1998            1997
                                                      ----            ----
Stockholders' deficit at January 1                $ (451,125)       (214,929)

  Net loss for the nine-month period                (299,522)       (153,280)
                                                   ---------       ---------

Stockholders' deficit at September 30             $ (750,647)       (368,209)
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

     2. The consolidated financial statements included herein are consol idated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 1998 or 1997.

     3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the nine months ended September
30. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.

                                                  Total Number of
                                                 Shares Outstanding
                                                 1998          1997
                                                 ----          ----

     January 31                               1,597,196     1,597,196
     February 28                              1,597,196     1,597,196
     March 31                                 1,597,196     1,597,196
     April 30                                 1,597,196     1,597,196
     May 31                                   1,597,196     1,597,196
     June 30                                  1,597,196     1,597,196
     July 31                                  1,597,196     1,597,196
     August 31                                1,597,196     1,597,196
     September 30                             1,597,196     1,597,196

     4. The expected tax benefit resulting from operating losses for the first nine months of 1998 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Oil and gas sales revenues decreased approximately 54.6% in the third quarter of 1998, compared to the third quarter of 1997, the result being a decrease in average oil prices of approximately $6.15 per barrel and an approximate 31.3% decline in production. The Company's net loss for the period decreased to $101,095, or ($.06) per share, compared to $34,4484 or ($.02) per share in the 1997 period.
     The Company sustained an operating loss of $92,513 in the third quarter of 1998, compared to an operating loss of $36,894 in the third quarter of 1997. For the nine month period ended September 30, 1998, the Company's net loss increased approximately 95.4% to $299,522 from the $153,280 net loss in the prior year's period. Operating losses in the 1998 period also increased approximately 87.9% compared to the 1997 period.
     Oil prices averaged $11.38 per barrel during the third quarter of 1998, compared to an average of $17.53 per barrel in the 1997 period. For the nine month period, oil prices averaged $12.51 in 1998 compared to $18.67 in 1997.
     The Company had cash and cash equivalents at September 30, 1998, of $55,048 compared to $174,809 at the end of the 1997 fiscal year. Management estimates that it owes $311,445 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.
     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a limited number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position, as its computer programs will be updated by third party vendors. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

                         PART II - OTHER INFORMATION
                         ---------------------------

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


Dated:  November 13, 1998


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