Form 10KSB
period 1998-12-31
PETROL INDUSTRIES INC
filed 1999-03-30
CIK 77864

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

     Transitional Small Business Disclosure Format: Yes [    ]  No [ X ]

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None
                              Page 1 of 34 Pages
                           Index appears at Page 10

                                    PART I

ITEM 1.   BUSINESS.

GENERAL DESCRIPTION

     Petrol Industries, Inc. ("Petrol" or the "Company") was organized under the laws of the State of Nevada in 1968 as a wholly-owned subsidiary of Sovereign Industries, Inc. In 1970, Sovereign Industries, Inc. distributed a substantial portion of Petrol's common stock to its stockholders. Since the dates of their respective organizations, Petrol and its wholly-owned subsidiaries have been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island Field, the Greenwood-Waskom Field, and the Shreveport Field, all in Caddo Parish, Louisiana. Petrol and its wholly-owned subsidiaries currently employ 11 persons in the aggregate.

     As of December 31, 1998, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 326 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 225 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, approximately 30 of its wells will be placed back in operation during the course of 1999, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 20-25 wells will temporarily not be operating at any given time as maintenance is required. Management is carefully examining whether to suspend production on certain wells to conserve available capital and assets.

     Virtually all of the Company's oil production comes from property characterized as stripper well property, meaning that the wells located thereon produced an average of 10 barrels or less per day. In 1998, Petrol's interests in oil wells and gas wells taken together with oil wells owned by the limited partnerships organized in connection with its 1979, 1983 and 1984 drilling programs had a gross production of 36,740 barrels of oil and 3,005 MCF of gas, and production, net to Petrol, of 27,460 barrels of oil and 3,005 MCF of gas.

     The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.); the higher the gravity, the higher the price. Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 1998, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $12.03 per barrel of oil and $1.68 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS

     Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 1998 and 1997, approximately $102,608 and $157,199 were expended on such maintenance.

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

     There was no drilling activity in 1997 or 1998.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION

     The Company's oil and gas production is sold to major oil companies and other purchasers which gather oil production by tankwagon in areas where pipelines are not available. Two companies, EOTT Energy Operating Limited Partnership, formerly EOTT Energy ("EOTT") and Citgo Petroleum Corporation together accounted for 91.4% of the Company's 1998 oil sales. More than half a dozen other customers account for the balance of the Company's sales. Petrol is not a party to any long-term supply contracts for oil and gas.

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

     B. RESERVES: See Supplemental Information regarding Oil and Gas Producing Activities at Pages 22 to 25 and Schedules 3 and 4 at Pages 26 to 27, for estimates of net quantities of proved oil and gas reserves, and for standardized measure of discounted future net cash flow relating thereto.

     C. RESERVES REPORTED TO OTHER AGENCIES: The Company did not file any estimates of oil and gas reserves with any federal authority or agency during 1998.

     D. PRODUCTION: For the years ended December 31, 1997 and 1998, the average sales price (including transfers) per unit of oil produced was $18.44 and $12.03, respectively, and the average production cost (lifting cost) per unit of production for oil was $15.73 and $13.27, respectively.

     E. PRODUCTIVE WELLS AND ACREAGE: As of December 31, 1998, the Company held the following productive wells and developed acres:

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

     F. UNDEVELOPED ACREAGE: As of December 31, 1998, the Company held the following undeveloped acreage:

          (i)    Gross Acres                   121
          (ii)   Net Acres                      54

     G.  DRILLING ACTIVITY:  No drilling activity occurred in 1998 or 1997.

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

     Until June 8, 1992, trading in the Company's common stock was reported in the National Association of Securities Dealers' Automated Quotation system. Since June 9, 1992, the Company's common stock has been traded over-the-counter. Following are the high and low bids of its common stock as of January 1, 1997, on a quarterly basis. Prices are reported by the National Quotation Bureau, Inc. which may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                             HIGH BID              LOW BID
                                             --------              -------
            1997

     1st Quarter                               5/16                 5/32
     2nd Quarter                               1/2                  5/32
     3rd Quarter                               9/32                 3/16
     4th Quarter                               7/16                 5/32

            1998

     1st Quarter                               3/8                  7/32
     2nd Quarter                               3/8                  1/4
     3rd Quarter                               1/4                  5/32
     4th Quarter                               9/32                 1/8

            1999

     1st Quarter thru March 12                 1/8                  1/8


     On March 22, 1999, there were 3,701 holders of record of its common stock.

     No dividends were declared or paid during 1997 or 1998 and the Company has no present intention to pay cash dividends in the foreseeable future.

     During the course of 1998, Joseph M. Rodano, President and Treasurer of Petrol, as well as a member of its Board of Directors, purchased a total of 5,000 shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. During the course of 1997, Mr. Rodano purchased a total of 92,000 shares. Each purchase was, in each case, in an open market transaction. All of the shares purchased by Mr. Rodano were purchased with his personal funds.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1998 COMPARED TO 1997

     (A) RESULTS OF OPERATIONS: The Company continues to endeavor a decrease in production for 1998, as overall production declined 13.9% from 1997. This decline in gross production is also accompanied by a decrease in received oil prices. The average price of an equivalent barrel of oil received in 1998 was $12.03, down from $18.44 received on average for 1997. The decline in production when associated with the decline in received oil prices resulted in a net loss to the Company of $383,990, or $.24 per share, on revenues of $472,591.

     The net loss from operations (before other income/expense items) was $353,475 for 1998 as compared to $224,618 for 1997, or an increase in the loss from operations of 57.3% over the prior year's operations. To restore operating profitability, the Company will depend on significant increases in overall production and this production must be aided by an increase in received oil prices over the following twelve month period, understanding that received oil prices are dependent on the results of world events outside the Company's control.

     (B) FINANCIAL CONDITION AND LIQUIDITY: The recurring losses from operations continue to erode the cash and cash equivalents of the Company, as the liquid assets are being used to fund current operations. Current liabilities exceed current assets by $904,459 and stockholders' deficit was $835,115 for the year ended December 31, 1998. Management has continued to endeavor a low average price of an equivalent barrel of oil during the first quarter of 1999.

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

     Although the Company is not aware of any environmental matters that might have a material effect on the Company's financial condition at December 31, 1998, there is the possibility that expenditures could be required, or revised regulatory requirements could necessitate expenditures at certain sites. Such expenditures could have a material impact on the results of operations in a future period.

1997 COMPARED TO 1996

     (A) RESULTS OF OPERATIONS: Production declined 5.1% from 1996. The decline in production accompanied by a decrease in oil prices, resulted in a net loss of $236,196, or $.14 per share, on revenues of $810,365. The Company's operating loss of $224,618 increased from last year's operating loss of $138,457.

     The average price of an equivalent barrel of oil received in 1997 was $18.44, down from $20.34 received on average in 1996.

     (B) FINANCIAL CONDITION AND LIQUIDITY: Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $451,125, the Company may lack sufficient capital reserves and liquid or liquidatable assets to permit continued operations.


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

RECENT ACCOUNTING PRONOUNCEMENTS

     In February of 1998, the Financial Accounting Standards Board (FASB) issued SFAS 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT

BENEFITS, effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLAN AND FOR TERMINATION BENEFITS, and No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, were issued. This Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement also permits reduced disclosures for nonpublic entities.

     In June of 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES, effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

ITEM 7.   INDEX TO FINANCIAL STATEMENTS.



                                                                     PAGE
                                                                     ----

          Independent Auditors' Report                                11

          Consolidated Balance Sheet                                  12

          Consolidated Statements of Operations                       13

          Consolidated Statements of Stockholders' Deficit            14

          Consolidated Statements of Cash Flows                       15

          Notes to Consolidated Financial Statements                  16

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Petrol Industries, Inc. and Subsidiaries
Shreveport, Louisiana


We have audited the consolidated balance sheet of Petrol Industries, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrol Industries, Inc. and Subsidiaries at December 31, 1998, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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



HEARD McELROY & VESTAL LLP

Shreveport, Louisiana
March 22, 1998

                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheet
                                    December 31, 1998
                ASSETS
                ------
Current assets:
  Cash and cash equivalents                             $    56,729
  Accounts receivable:
    Trade                                                    28,688
    Other                                                     9,497
                                                         ----------
                                                             38,185

  Inventory                                                  16,685
  Prepaid expenses                                            3,804
                                                         ----------
          Total current assets                              115,403
                                                         ----------
Property and equipment, at cost:
  Land                                                        7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                  4,179,433
  Trucks and other operating equipment                      367,984
  Furniture and fixtures                                     44,015
                                                          ---------
                                                          4,598,432
  Less accumulated depreciation, depletion and
        amortization                                      4,530,195
                                                          ---------
                                                             68,237
                                                          ---------
Cash surrender value of life insurance, net                     ---
Other assets                                                  1,107
                                                          ---------
                                                        $   184,747
                                                          =========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------
Current liabilities:
  Accounts payable                                      $    37,242
  Payable to interest owners                                313,168
  Payable to officer, net                                   562,682
  Accrued expenses                                          106,770
                                                          ---------
          Total current liabilities                       1,019,862
                                                          ---------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                     ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 1998 and 1997                                 159,720
  Accumulated deficit                                      (994,835)
                                                         ----------
          Total stockholders' deficit                      (835,115)
                                                         ----------
                                                        $   184,747
                                                          =========
See accompanying notes to consolidated financial statements.

                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Statements of Operations

                          Years ended December 31, 1998 and 1997



                                                  1998             1997
                                                  ----             ----
Revenues:
  Oil and gas sales                           $  447,491          792,965
  Other operating income                          25,100           17,400
                                               ---------        ---------
                                                 472,591          810,365
                                               ---------        ---------
Expenses:
  Lease operating expense                        487,806          671,106
  Severance taxes                                  8,112           21,118
  General and administrative                     317,163          333,508
  Depreciation, depletion and
    amortization                                  12,985            9,251
                                               ---------        ---------
                                                 826,066        1,034,983
                                               ---------        ---------

          Operating loss                        (353,475)        (224,618)

Other income and (expense):
  Gain (loss) on sale of assets                     (408)           7,500
  Interest and dividend income                     6,315           11,947
  Interest expense                               (36,422)         (31,025)
                                               ---------        ---------
                                                 (30,515)         (11,578)

          Loss before provision
           for income taxes                     (383,990)        (236,196)

Income Tax                                           ---              ---
                                               ---------        ---------

          Net loss                            $ (383,990)        (236,196)
                                               =========        =========

Net loss per share                            $     (.24)            (.14)
                                               =========        =========


See accompanying notes to consolidated financial statements.


                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Changes in Stockholders' Deficit

                          Years ended December 31, 1998 and 1997



                                                  1998              1997
                                                  ----              ----
Preferred stock                               $      ---               ---

Common stock:
  Balance at beginning of year                   159,720           159,720
  Retirement of stock                                ---               ---
                                               ---------         ---------
  Balance at end of year                         159,720           159,720
                                               ---------         ---------

Accumulated deficit:
  Balance at beginning of year                  (610,845)         (374,649)
  Net loss                                      (383,990)         (236,196)
                                               ---------         ---------
  Balance at end of year                        (994,835)         (610,845)
                                               ---------         ---------

     Total stockholders' deficit              $ (835,115)         (451,125)
                                               =========         =========




See accompanying notes to consolidated financial statements.


                         PETROL INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                          Years ended December 31, 1998 and 1997

                                                 1998            1997
                                                 ----            ----
OPERATING ACTIVITIES:
--------------------
  Net loss                                   $ (383,990)       (236,196)
  Adjustments to reconcile net loss to cash
   provided (used) by operating activities:
     Depreciation, depletion and                 12,985           9,251
      amortization
     (Gain) loss on sale of assets                  408          (7,500)
     (Increase) decrease in cash surrender
      value of life insurance                    56,746          (6,270)
     Decrease in accounts receivable             28,131          26,468
     Decrease (increase) in inventory            26,958           4,004
     (Increase) decrease in prepaid expenses     (1,336)          2,857
     Decrease in accounts payable and
      accrued expenses                          (16,590)         (6,182)
     Increase in payable to officer, net        170,981         150,446
     Increase in payable to interest owners       9,476          25,136
                                               --------       ---------
       Net cash used by operating
         activities                             (96,231)        (37,986)

INVESTING ACTIVITIES:
--------------------
  Capital expenditures                          (21,884)        (13,060)
  Proceeds from sale of property and
   equipment                                         35           7,500
                                               --------       ---------
       Net cash used by investing
         activities                             (21,849)         (5,560)
                                               --------       ---------
FINANCING ACTIVITIES:
--------------------
  Purchase and retirement of common stock           ---             ---
                                              ---------       ---------
       Net cash used by financing activities        ---             ---
                                              ---------       ---------
Increase (decrease) in cash and cash
  equivalents                                  (118,080)        (43,546)
Cash and cash equivalents at beginning
  of year                                       174,809         218,355
                                              ---------       ---------
Cash and cash equivalents at end of year     $   56,729         174,809
                                              =========       =========

See accompanying notes to consolidated financial statements.

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1998 and 1997


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

(2)  LIQUIDITY AND FINANCIAL CONDITION

     Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $835,115, the Company will lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations.

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

(3)  CASH SURRENDER VALUE LIFE INSURANCE

     In 1993, the Company borrowed $78,666 against a life insurance policy. No payments were paid on the principal as of December 31, 1997, however, interest payments of $6,293 were made in 1997 and 1996. The stated rate of interest is 8%. There were no terms for repayment of the principal. The outstanding loan amount was netted against the cash surrender value of the policy which totaled $135,412 at December 31, 1997.

     As of October 15, 1998, the Company canceled the life insurance policy described above, and obtained a net cash surrender value of $53,055. The transaction was accounted for on the Company's books as receiving a gross cash surrender value of $137,490 which was offset by the amount borrowed against the policy of $84,435, represented by principal of $78,666 and the related accrued interest of $5,769.

(4)  INCOME TAXES

     There was no income tax expense (benefit) reported for the years ended December 31, 1998 and 1997.

     The following table presents reconciliations of the expected tax expense (benefit) using the statutory federal tax rates of 34% in 1998 and 1997, and the Company's actual tax benefit:

                                                     1998            1997
                                                     ----            ----
     Tax (benefit) at the statutory
       federal rate                             $ (130,557)        (80,307)
     Current year losses which provided
       no tax benefit                               52,326          74,251
     Other, net                                     78,231           6,056
                                                  --------        --------
                                                $      ---             ---
                                                  ========        ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below.
                                                      1998          1997
                                                      ----          ----
     Deferred tax assets:
       Net property and equipment, principally
         due to differences in depreciation      $    29,000        60,000
       Accounts payable and accrued expenses          50,953        51,906
       Tax net operating loss carryforward           617,331       387,283
       Capital loss carryforward                         ---           ---
       Statutory depletion carryforward              320,000       313,943
                                                  ----------     ---------
           Total gross deferred tax assets         1,017,284       818,132
           Less valuation allowance               (1,017,284)     (818,132)
                                                  ----------     ---------
           Net deferred tax assets               $       ---           ---
                                                  ==========     =========

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

     The valuation allowance for deferred tax assets of approximately $1,017,284 at December 31, 1998, has increased approximately $199,152 (the same as the decrease in certain deferred tax assets) from the amount determined at January 1, 1998. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

     The Company has federal tax net operating loss carryforwards of approximately $1,220,000 which expire between 2003 and 2011, which could be used to offset future federal taxable income. The Company has a statutory oil and gas depletion carryforward of approximately $997,000, which has no expiration date.

     There were no taxes paid in 1998 and 1997.

(5)  PAYABLE TO INTEREST OWNERS

     The Company has recorded as a payable totaling $313,168 to approximately 100 individual owners of royalty, working interests, and/or overriding royalty interest as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

(6)  Business and Credit Concentrations

     The Company has been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island Field, Greenwood Waskom Field, and the Shreveport Field, all in Caddo Parish, Louisiana.

     The Company is primarily involved in the production of oil which is sold to approximately ten oil companies. The Company had sales to two major customers in 1998 and 1997 as follows:

                                           1998             1997
                                           ----             ----

          Customer 1                   $   23,000          188,000
          Customer 2                      386,000          552,000
                                          -------          -------
                                       $  409,000          740,000
                                          =======          =======
                                                                   (Continued)

                            PETROL INDUSTRIES, INC.

                  Notes to Consolidated Financial Statements


(7)  NET LOSS PER SHARE

     Net loss per share of common stock was computed on the weighted average number of shares outstanding of 1,597,196 for 1998 and 1997, respectively.

(8)  AFFILIATED PARTNERSHIPS

     The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note
9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

     Indebtedness to partnerships for their portion of undistributed net revenue was approximately $15,773 at December 31, 1998, and is included in accounts payable.

(9)  OTHER OPERATING INCOME

     Other operating income for the years ended December 31, 1998 and 1997, consists of the following:

                                                    1998         1997
                                                    ----         ----
     Affiliated partnerships - operations
       and administration fee                   $   9,484       12,180
     Other                                         15,616        5,220
                                                  -------      -------
                                                $  25,100       17,400
                                                  =======      =======

(10) RELATED PARTY TRANSACTIONS

     Payable to officer, net, consists of the following:

                                                     1998        1997
                                                     ----        ----

     Accrued salary plus interest               $  562,682     506,064
     Note payable to Company plus interest             ---     (43,817)
     Advances                                          ---     (70,547)
                                                  --------    --------
                                                $  562,682     391,701
                                                  ========    ========

                                                                    (Continued)

                            PETROL INDUSTRIES, INC.

                  Notes to Consolidated Financial Statements


     Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 1998 and 1997 were $31,225 and $24,732, respectively. The note payable represents a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bears interest at an annual rate of one-quarter of a percent in excess of prime rate of Citibank, N.A. Interest included in income was $2,536 and $3,238 during 1998 and 1997, respectively. Advances are non-interest bearing. As of December 31, 1998, the Company netted the note payable to the Company from the officer and the advances from the officer against the amount which the Company owed the officer in accrued salary and interest.

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

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                     Supplemental Oil and Gas Information
                                  (unaudited)


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES-SCHEDULE 4

Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $9.38 per barrel for oil at December 31, 1998) to estimated quantities of proved developed reserves as of each year end. Oil prices have remained constant in early 1999 from year end levels. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

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

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 1998 and 1997.

                                                                 SCHEDULE 1

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                     Capital Costs Relating to Oil and Gas
                             Producing Activities

                          December 31, 1998 and 1997
                                  (unaudited)


                                                1998           1997
                                                ----           ----

Proved properties                           $ 4,179,433      4,180,055
Other                                           367,984        349,911
                                              ---------      ---------
                                              4,547,417      4,529,966
Accumulated depreciation, depletion
  and amortization                            4,489,071      4,482,391
                                              ---------      ---------
Net capitalized costs                       $    58,346         47,575
                                              =========      =========




NOTE: Included in capitalized costs at December 31, 1998 and 1997, is $746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.

                                                                  SCHEDULE 2

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

              Costs Incurred in Oil and Gas Property Acquisition,
                    Exploration, and Development Activities

                    Years ended December 31, 1998 and 1997
                                  (unaudited)


                                                  1998             1997
                                                  ----             ----

Developmental costs                          $    3,990            6,560
                                                =======          =======

                                                                  SCHEDULE 3

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                          Estimated Net Quantities of
                     Proved Developed Oil and Gas Reserves

                    Years ended December 31, 1998 and 1997
                                  (unaudited)


                                                 1998            1997
                                                 ----            ----
                                                Barrels         Barrels
                                                of Oil          of Oil
                                                -------         -------
Proved developed reserves:
  Beginning of year                              243,565         293,293
  Production                                     (36,740)        (42,672)
  Sales of minerals in place                         ---          (7,056)
  Revisions, extensions and discoveries              ---             ---
                                               ---------       ---------
End of year                                      206,825         243,565
                                               =========       =========






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

                                                                   SCHEDULE 4

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

              Standardized Measure of Discounted Future Net Cash
                Flows Relating to Proved Oil and Gas Quantities

                    Years ended December 31, 1998 and 1997
                                  (unaudited)

                                            1998              1997
                                            ----              ----
                                                (in thousands)

Future cash inflows                      $  1,940             3,734
Future production and development
  cost                                     (2,745)           (3,831)
Future income tax (expense)
  benefit                                     ---               ---
                                           ------            ------
Future net cash flows (deficit)              (805)              (97)
10% annual discount for estimated
  timing of cash flows (deficit)              221                29
                                           ------            ------
Standardized measure of discounted
  future net cash flows (deficit)        $   (584)              (68)
                                           ======            ======

Principal sources of change in the standardized measure of discounted future net cash flows for the years shown:

                                            1998              1997
                                            ----              ----
                                                (in thousands)
Net changes in prices and production
  cost, including excise taxes            $    (5)           (1,901)
Sales and transfers of oil and gas
  produced, net of production costs            40              (122)
Net change due to revisions,
  extensions, and discoveries                 ---               ---
Net change due to purchase (sales) of
  minerals-in-place                           ---              (130)
Development cost incurred during the
  period                                        4                 7
Accretion of discount                          (7)              165
Change in production rates (timing)
  and other                                  (548)              260
                                            -----             -----
                                          $  (516)           (1,721)
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

                                   PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  The Directors of Petrol are as follows:

                                Position with the Company
                                and Business Experience            Director
Name                  Age       During Past Five Years              Since
----                  ---       ----------------------              -----

Joseph M. Rodano       62       Chairman of the Board of             1972
                                Directors, President
                                and Chief Executive Officer
                                of Petrol since 1972;
                                Treasurer of Petrol since 1980;
                                Assistant Secretary since March,
                                1996.

Robert M. Bontempi     67       Director, Retired; Bond              1972
                                Salesman, Thomson McKinnon
                                Securities, 1983-1988.

Arlys C. Milan         44       Vice President of Petrol             1994
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

     (b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                                    Position with the Company and Business
Name                     Age        Experience During Past Five Years
----                     ---        --------------------------------------

Joseph M. Rodano         62         See "Directors" above.

Arlys C. Milan           44         See "Directors" above.

Jimmy S. Foster          55         Vice President of Petrol since April, 1990;
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

     The Company has no standing audit, nominating or compensation committees, or committees performing similar functions. The Board of Directors met once in 1998.


ITEM 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation
----------------------------------------------

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

                                      SUMMARY COMPENSATION TABLE
                                                                         Long-Term Compensation
                                       Annual Compensation               Awards         Payouts
                               ____________________________________ ________________________________
Name and                                                            Restricted                         All Other
Principal                                           Other Annual      Stock     Options/    LTIP      Compensation
Position                 Year  Salary($)  Bonus($)  Compensation($)  Awards($)   SARs(#)  Payouts($)      ($)
---------                ----  ---------  --------  --------------- ----------  --------  ----------  ------------
Joseph M. Rodano,        1997   125,000      -           -              -           -        -              -
 President, Chief        1998   125,000      -           -              -           -        -              -
 Executive Officer,
 and Chairman of the
 Board

STOCK OPTION GRANTS
-------------------

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 1998 and 1997 to Mr. Rodano.


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
                                            Not Applicable

STOCK OPTION EXERCISES
----------------------

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 1998 or 1997 and did not have any unexercised options at the fiscal year-end.

                   AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES

                                                                                 Value of Unexercised
                                                 Number of Unexercised               In-the-Money
               Shares                               Option/SARs at                  Option/SARs at
              Acquired                                 FY-End(#)                      FY-End ($)
                on             Value          ___________________________     ___________________________
Name         Exercise(#)     Realized($)      Exercisable   Unexercisable     Exercisable   Unexercisable
----         -----------     -----------      -----------   -------------     -----------   -------------
                                            Not Applicable

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR
---------------------------------------------------

     There were no awards made in the fiscal year ended December 31, 1998 and 1997 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

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

     Non-management directors were paid an annual fee of $800 in 1995, with the remainder of the fees being accrued. Fees were accrued in 1996, but none were accrued in 1997 or 1998.

     There are no retirement, resignation or termination arrangements with executive officers due to change in control of the Company, or for any other reason.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following table sets forth, as of March 19, 1999, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

              Name of              Amount and Nature        Percent
          Beneficial Owner      of Beneficial Ownership     of Class
          ----------------      -----------------------     --------
          Joseph M. Rodano          534,325 (direct)          34.0%

     (b) The following table sets forth, as of March 19, 1999, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the two next most highly compensated officers, and by all directors and officers as a group:

              Name of              Amount and Nature        Percent
          Beneficial Owner      of Beneficial Ownership     of Class
          ----------------      -----------------------     --------
          Joseph M. Rodano          534,325 (direct)          34.0%

          Robert M. Bontempi              0                    0.0%

          Arlys C. Milan                  0                    0.0%

          Jimmy S. Foster                 0                    0.0%

     (c)  Changes in control.

          There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control thereof.

     (a)  Transactions with Management and Others.

          Not applicable.

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

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PETROL INDUSTRIES, INC.

                                       By:     Joseph M. Rodano
March  30 , 1999                          ----------------------------------
                                          Joseph M. Rodano
                                          President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               Joseph M. Rodano
March  30 , 1999                       -------------------------------------
                                       Joseph M. Rodano - Director

                                               Robert Bontempi
March  30 , 1999                       -------------------------------------
                                       Robert Bontempi - Director

                                               Arlys C. Milan
March  30 , 1999                       -------------------------------------
                                       Arlys C. Milan - Director