Form 10QSB
period 1999-03-31
PETROL INDUSTRIES INC
filed 1999-05-14
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
OMB Approval
OMB Number: xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     [xx] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the quarterly period ended:     March 31, 1999

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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   March 31,      December 31,
         ASSETS                                      1999             1998
         ------                                    ---------      ------------
                                                  (unaudited)
Current assets:
  Cash and cash equivalents                       $    18,008          56,729
  Accounts receivable:
    Trade                                              39,517          28,688
    Other                                               9,497           9,497
                                                   ----------       ---------
                                                       49,014          38,185

  Inventory                                            20,774          16,685
  Prepaid expenses                                      6,949           3,804
                                                   ----------       ---------
          Total current assets                         94,745         115,403
                                                   ----------       ---------
Property and equipment, at cost:
  Land                                                  7,000           7,000
  Developed and undeveloped oil and gas properties-
    successful efforts method                       4,178,709       4,179,433
  Trucks and other operating equipment                367,984         367,984
  Furniture and fixtures                               44,015          44,015
                                                   ----------       ---------
                                                    4,597,708       4,598,432
  Less accumulated depreciation, depletion and
        amortization                                4,532,445       4,530,195
                                                   ----------       ---------
                                                       65,263          68,237
                                                   ----------       ---------

Cash surrender value of life insurance, net               ---             ---
Other assets                                            1,107           1,107
                                                   ----------       ---------
                                                  $   161,115         184,747
                                                   ==========       =========
          LIABILITIES AND STCOKHOLDERS' DEFICIT
          -------------------------------------
Current liabilities:
  Accounts payable                                $    58,163          37,242
  Payable to interest owners                          314,578         313,168
  Payable to officer, net                             601,686         562,682
  Accrued expenses                                    108,502         106,770
                                                   ----------       ---------
          Total current liabilities                 1,082,929       1,019,862

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                ---             ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 1998 and 1997                                  159,720         159,720
  Accumulated deficit                              (1,081,534)       (994,835)
                                                   ----------       ---------
          Total stockholders' deficit                (921,814)       (835,115)
                                                   ----------       ---------
                                                  $   116,115         184,747
                                                   ==========       =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations

                  Three months ended March 31, 1999 and 1998
                                 (unaudited)


                                                       1999            1998
                                                       ----            ----
Revenues:
  Oil and gas sales                                $   78,471         137,024
  Other operating income                                3,670           6,630
                                                    ---------       ---------
                                                       82,141         143,654
                                                    ---------       ---------

Expenses:
  Lease operating expense                              88,681         148,616
  General and administrative                           70,426          86,787
  Depreciation, depletion and amortization              2,250           1,800
                                                    ---------       ---------
                                                      161,357         237,203
                                                    ---------       ---------

           Operating loss                             (79,216)        (93,549)

Other income and (expense):
  Loss-sale of assets                                     ---            (408)
  Interest income                                         270           2,194
  Interest expense                                     (7,753)         (8,898)
                                                    ---------       ---------
                                                       (7,483)         (7,112)
                                                    ---------       ---------

           Net loss                                $  (86,699)       (100,661)
                                                    =========       =========

Net loss per share                                       (.05)           (.06)
                                                    =========       =========

Average common shares outstanding                   1,597,196       1,597,196
                                                    =========       =========




                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                  Three months ended March 31, 1999 and 1998
                                     (unaudited)


                                                          1999         1998
                                                          ----         ----
Operating activities:
  Net loss                                            $  (86,699)    (100,661)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation, depletion and amortization             2,250        1,800
      Loss on sale of assets                                 ---          408
      Losses on retirements of property and
        equipment included in lease operating expenses       724         (616)
      Changes in assets and liabilities:
        Cash surrender value of life insurance               ---       (2,775)
        Accounts receivable                              (10,829)       2,221
        Inventory                                         (4,089)       7,194
        Prepaid expenses                                  (3,145)      (5,489)
        Accounts payable and accrued expenses             22,653        7,612
        Payable to officer, net                           39,004       48,379
        Payable to interest owners                         1,410        3,152
                                                       ---------    ---------
          Net used by operating activities               (38,721)     (38,775)

Investing activities:
  Capital expenditures                                       ---       (2,849)
                                                       ---------    ---------
          Net cash used by investing activities              ---       (2,849)


Decrease in cash and cash equivalents                    (38,721)     (41,624)
Cash and cash equivalents at beginning of period          56,729      174,809
                                                       ---------    ---------
Cash and cash equivalents at end of period            $   18,008      133,185
                                                       =========    =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                  Three months ended March 31, 1999 and 1998
                                 (unaudited)



                                                       1999           1998
                                                       ----           ----

Stockholders' deficit at January 1                $  (835,115)       (451,125)

  Net loss for the three-month period                 (86,699)       (100,661)
                                                    ---------       ---------

Stockholders' deficit at March 31                 $  (921,814)       (551,786)
                                                    =========       =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 1998 Annual Report on Form 10-KSB.

2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 1999 or 1998.

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March 31. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.

                                                    Total Number of
                                                   Shares Outstanding
                                                   1999          1998
                                                   ----          ----

       January 31                               1,597,196     1,597,196
       February 28                              1,597,196     1,597,196
       March 31                                 1,597,196     1,597,196

4. The expected tax benefit resulting from operating losses for the first three months of 1999 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With a decrease of approximately 34.4% in production, oil and gas sales revenues were significantly lower during the first quarter of 1999, caused principally by adverse weather conditions as compared to the 1998 period. The Company's net loss decreased to $86,699, or ($.06) per share, compared to a net loss of $100,661, or ($.06) per share in the 1998 period.

     The Company sustained an operating loss of $79,216 in the first quarter of 1999, compared to an operating loss of $93,549 in the first quarter of 1998. Oil prices averaged $10.51 per barrel during the first quarter of 1999, compared to an average of $13.66 per barrel in the 1998 period.

     The Company had cash and cash equivalents at March 31, 1999, of $18,008, compared to $56,729 at the end of the 1998 fiscal year. Management estimates that it owes $314,578 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

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


Dated:  May 14, 1999


                                      PETROL INDUSTRIES, INC.

                                           Joseph M. Rodano
                                      By:_______________________________
                                           Joseph M. Rodano
                                           President and Treasurer

                                EXHIBIT INDEX


           Exhibit
             No.                                   Description
           -------                                 -----------
             27                              Financial Data Schedule