Form 10QSB
period 1999-06-30
PETROL INDUSTRIES INC
filed 1999-08-13
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB
OMB Approval
OMB Number: xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:            June 30, 1999

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                     June 30,     December 31,
                                                       1999          1998
                 ASSETS                             -----------   ------------
                 ------                             (unaudited)
Current assets:
  Cash and cash equivalents                       $    34,755         56,729
  Accounts receivable:
    Trade                                              43,314         28,688
    Other                                               9,497          9,497
                                                    ---------      ---------
                                                       52,811         38,185

  Inventory                                            25,182         16,685
  Prepaid expenses                                      8,293          3,804
                                                    ---------      ---------
          Total current assets                        121,041        115,403
                                                    ---------      ---------
Property and equipment, at cost:
  Land                                                  7,000          7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method            4,178,709      4,179,433
  Trucks and other operating equipment                367,984        367,984
  Furniture and fixtures                               44,015         44,015
                                                    ---------      ---------
                                                    4,597,708      4,598,432
  Less accumulated depreciation, depletion and
        amortization                                4,534,695      4,530,195
                                                    ---------      ---------
                                                       63,013         68,237
                                                    ---------      ---------
Cash surrender value of life insurance, net               ---            ---
Other assets                                            1,107          1,107
                                                    ---------      ---------
                                                  $   185,161        184,747
                                                    =========      =========
          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------
Current liabilities:
  Accounts payable                                $    41,696         37,242
  Note payable                                         50,000            ---
  Payable to interest owners                          315,656        313,168
  Payable to officer, net                             641,283        562,682
  Accrued expenses                                    107,339        106,770
                                                    ---------      ---------
          Total current liabilities                 1,155,974      1,019,862
                                                    ---------      ---------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding               ---            ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
      shares in 1999 and 1998                         159,720        159,720
  Accumulated deficit                              (1,130,533)      (994,835)
                                                    ---------      ---------
          Total stockholders' deficit                (970,813)      (835,115)
                                                    ---------      ---------
                                                  $   185,161        184,747
                                                    =========      =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)


                                     Quarter Ended         Six Months Ended
                                       June 30,                June 30,
                                     -------------         ----------------
                                   1999        1998        1999        1998
                                   ----        ----        ----        ----
Revenues:
  Oil and gas sales            $  119,639     114,398     198,110     251,422
  Other operating income            6,532       7,863      10,203      14,493
                                ---------   ---------   ---------   ---------
                                  126,171     122,261     208,313     265,915
                                ---------   ---------   ---------   ---------
Expenses:
  Lease operating expense          95,541     132,295     184,223     280,911
  General and administrative       69,099      77,680     139,525     164,466
  Depreciation, depletion and
    amortization                    2,250       2,400       4,500       4,200
                                ---------   ---------   ---------   ---------
                                  166,890     212,375     328,248     449,577
                                ---------   ---------   ---------   ---------
           Operating loss      $  (40,719)    (90,114)   (119,935)   (183,662)
                                ---------   ---------   ---------   ---------

Other income and (expense):
  Loss on sale of assets              ---         ---         ---        (408)
  Interest income                      66       1,849         336       4,043
  Interest expense                 (8,346)     (9,503)    (16,099)    (18,401)
                                ---------   ---------   ---------   ---------
                                   (8,280)     (7,654)    (15,763)    (14,766)
                                ---------   ---------   ---------   ---------

           Net loss            $  (48,999)    (97,768)   (135,698)   (198,428)
                                =========   =========   =========   =========

Net loss per share             $     (.03)       (.06)       (.09)       (.12)
                                =========   =========   =========   =========

Average common shares
  outstanding                   1,597,196   1,597,196   1,597,196   1,597,196
                                =========   =========   =========   =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                   Six months ended June 30, 1999 and 1998
                                 (unaudited)


                                                           1999        1998
                                                           ----        ----
Operating activities:
  Net loss                                             $ (135,698)   (198,428)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation, depletion and amortization              4,500       4,200
      Loss on sale of assets                                  ---         408
      Losses on retirements of property and
        equipment included in lease operating expenses        724        (857)
      Changes in assets and liabilities:
        Cash surrender value of life insurance                ---      (5,550)
        Accounts receivable                               (14,626)     17,229
        Inventory                                          (8,497)     20,255
        Prepaid expenses                                   (4,489)     (6,973)
        Accounts payable and accrued expenses               5,023      13,757
        Note payable                                       50,000         ---
        Payable to officer, net                            78,601      93,464
        Payable to interest owners                          2,488       5,548
                                                        ---------   ---------
          Net cash (used) provided by operating
            activities                                    (21,974)    (56,947)


Investing activities:
  Capital expenditures                                        ---     (23,190)
                                                        ---------   ---------
          Net cash used by investing activities               ---     (23,190)


Decrease in cash and cash equivalents                     (21,974)    (80,137)
Cash and cash equivalents at beginning of period           56,729     174,809
                                                        ---------   ---------
Cash and cash equivalents at end of period             $   34,755      94,672
                                                        =========   =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                   Six months ended June 30, 1999 and 1998
                                 (unaudited)



                                                       1999           1998
                                                       ----           ----
Stockholders' deficit at January 1                $  (835,115)       (451,125)

  Net loss for the six-month period                  (135,698)       (198,428)
                                                    ---------       ---------
Stockholders' deficit at June 30                  $  (970,813)       (649,553)
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

4. The expected tax benefit resulting from operating losses for the first six months of 1999 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999.

5. The Company has entered into a loan agreement with a stockholder of the corporation in which it has the ability to borrow an amount in the aggregate not to exceed $100,000, including any amounts advanced prior to the execution of said agreement. Borrowings under this note will bear interest at 10.75% and funds borrowed may be used to fund the operations of the Company. Payment of all accrued and unpaid interest and all unpaid principal is due May 1, 2001. Until such due date, the Company will on a quarterly basis pay only the accrued unpaid interest on the note on the 10th day of the month for the preceding calendar quarter or portion thereof; such payments will be due January 10, April 10, July 10, and October 10. The Company has the right under the note agreement to make principal payments at any time before they are due without incurring any prepayment penalties. In addition to the protections given under this agreement, a mortgage on certain real property owned by the Company is pledged as security on said agreement. Gross borrowing under the agreement as of June 30, 1999, was $50,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Oil and gas sales revenues increased approximately 4.6% in the second quarter of 1999, compared to the second quarter of 1998, the result being an approximate 23.0% increase in average oil prices of approximately $2.80 per barrel. The Company's net loss for the period decreased to $48,999, or ($.03) per share, compared to $97,768 in the 1998 period, or ($.06) per share.

     The Company sustained an operating loss of $40,719 in the second quarter of 1999, compared to an operating loss of $90,114 in the prior year's second quarter. For the six month period ended June 30, 1999, the Company's net loss decreased approximately 31.6% to $135,698 from the $198,428 net loss in the prior year's period.

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

     Oil prices averaged $15.01 per barrel during the second quarter of 1999, compared to an average of $12.21 per barrel in the 1998 period. For the six month period, oil prices averaged $12.87 per barrel in 1999 compared to $12.94 in 1998.

     The Company had cash and cash equivalents at June 30, 1999, of $34,755, compared to $56,729 at the end of the 1998 fiscal year. Management estimates that it owes $315,656 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

     In July, 1999, the National Association of Securities Dealers changed the stock symbol of Petrol Industries, Inc. from PTRL to PTLD. The new symbol became effective July 22, 1999. The Company's common stock is traded over-the-counter.

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


Dated:   August 13, 1999


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