Form 10QSB
period 1999-09-30
PETROL INDUSTRIES INC
filed 1999-11-15
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange
  Act of 1934

For the quarterly period ended:            September 30, 1999

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                  September 30,   December 31,
                 ASSETS                               1999            1998
                 ------                           -------------   ------------
                                                   (unaudited)
Current assets:
  Cash and cash equivalents                        $    34,958        56,729
  Accounts receivable:
    Trade                                               47,765         28,688
    Other                                                9,497          9,497
                                                    ----------       --------
                                                        57,262         38,185

  Inventory                                             31,386         16,685
  Prepaid expenses                                      10,484          3,804
                                                    ----------      ---------
          Total current assets                         134,090        115,403
                                                    ----------      ---------
Property and equipment, at cost:
  Land                                                   7,000          7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method             4,178,709      4,179,433
  Trucks and other operating equipment                 367,984        367,984
  Furniture and fixtures                                44,015         44,015
                                                    ----------      ---------
                                                     4,597,708      4,598,432
  Less accumulated depreciation, depletion
   and amortization                                  4,536,945      4,530,195
                                                    ----------      ----------
                                                        60,763         68,237
                                                    ----------      ---------
Cash surrender value of life insurance, net                ---            ---
Other assets                                             1,107          1,107
                                                    ----------      ---------
                                                   $   195,960        184,747
                                                    ==========      =========
          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------
Current liabilities:
  Accounts payable                                 $    42,394         37,242
  Note payable                                          52,147            ---
  Payable to interest owners                           318,020        313,168
  Payable to officer, net                              681,481        562,682
  Accrued expenses                                     110,009        106,770
                                                    ----------      ---------
          Total current liabilities                  1,204,051      1,019,862
                                                    ----------      ---------
Stockholders' deficit:
  Preferred stock-no par value. Authorized
   1,000,000 shares; no shares issued or outstanding       ---            ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 1999 and 1998                            159,720        159,720
  Accumulated deficit                               (1,167,811)      (994,835)
                                                    ----------      ---------
          Total stockholders' deficit               (1,008,091)      (835,115)
                                                    ----------      ---------
                                                   $   195,960        184,747
                                                    ==========      =========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)



                                      Quarter Ended         Nine Months Ended
                                      September 30,           September 30,
                                      -------------         -----------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
Revenues:
  Oil and gas sales            $  143,535      93,012     341,645     344,434
  Other operating income           14,020       7,231      24,223      21,725
                                ---------   ---------   ---------   ---------
                                  157,555     100,243     365,868     366,159
                                ---------   ---------   ---------   ---------
Expenses:
  Lease operating expense         110,948     120,514     295,172     401,424
  General and administrative       70,672      69,542     210,198     234,009
  Depreciation, depletion and
    amortization                    2,250       2,700       6,750       6,900
                                ---------   ---------   ---------   ---------
                                  183,870     192,756     512,120     642,333
                                ---------   ---------   ---------   ---------
           Operating loss         (26,315)    (92,513)   (146,252)   (276,174)
                                ---------   ---------   ---------   ---------
Other income and (expense):
  Gain/(loss) on sale of assets       ---         ---         ---        (408)
  Interest income                     134       1,536         470       5,579
  Interest expense                (11,095)    (10,118)    (27,194)    (28,519)
                                ---------   ---------   ---------   ---------
                                  (10,961)     (8,582)    (26,724)    (23,348)
                                ---------   ---------   ---------   ---------
           Net loss            $  (37,276)   (101,095)   (172,976)   (299,522)
                                =========   =========   =========   =========

Net loss per share             $     (.03)       (.06)       (.11)       (.19)
                                =========   =========   =========   =========

Average common shares
 outstanding                    1,597,196   1,597,196   1,597,196   1,597,196
                                =========   =========   =========   =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                Nine months ended September 30, 1999 and 1998
                                 (unaudited)



                                                         1999          1998
                                                         ----          ----
Operating activities:
  Net loss                                           $ (172,976)     (299,522)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Depreciation, depletion and amortization            6,750         6,900
      Loss/(gain) on sale of assets                         ---           408
      Losses on retirements of property and
       equipment included in lease operating expenses       724         1,511
      Changes in assets and liabilities:
       Cash surrender value of life insurance               ---        (8,325)
        Accounts receivable                             (19,077)       25,531
        Inventory                                       (14,701)       18,890
        Prepaid expenses                                 (6,680)       (2,399)
        Accounts payable and accrued expenses             8,391        20,251
        Note Payable                                     52,147           ---
        Payable to officer, net                         118,799       132,431
        Payable to interest owners                        4,852         7,753
                                                       --------      --------
          Net cash provided by operating activities     (21,771)      (96,571)

Investing activities:
  Capital expenditures                                      ---       (23,190)
          Net cash (used) provided by investing        --------      --------
            activities                                      ---       (23,190)


(Decrease)/increase in cash and cash equivalents        (21,771)     (119,761)
Cash and cash equivalents at beginning of period         56,729       174,809
                                                      ---------     ---------
Cash and cash equivalents at end of period           $   34,958        55,048
                                                      =========     =========




                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                Nine months ended September 30, 1999 and 1998
                                 (unaudited)



                                                       1999            1998
                                                       ----            ----
Stockholders' deficit at January 1               $   (835,115)       (451,125)

  Net loss for the nine-month period                 (172,976)       (299,522)

Stockholders' deficit at September 30            $ (1,008,091)       (750,647)
                                                   __________       _________





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

4. The expected tax benefit resulting from operating losses for the first nine months of 1999 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999.

5. The Company has entered into a loan agreement with a stockholder of the corporation in which it has the ability to borrow an amount in the aggregate not to exceed $100,000, including any amounts advanced prior to the execution of said agreement. Borrowings under this note will bear interest at 10.75% and funds borrowed may be used to fund the operations of the Company. Payment of all accrued and unpaid interest and all unpaid principal is due May 1, 2001. Until such date, the Company will, on a quarterly basis, pay only the accrued unpaid interest on the note on the 10th day of the month for the preceding calendar quarter or portion thereof; such payments will be due

January 10, April 10, July 10, and October 10. The Company has the right under the note agreement to make principal payments at any time before they are due without incurring any prepayment penalties. In addition to the protections given under this agreement, a mortgage on certain real property owned by the Company is pledge as security on said agreement. Gross borrowing under the agreement as of September 30, 1999, was $50,000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Oil and gas sales revenues increased approximately 54.3% in the third quarter of 1999, compared to the third quarter of 1998, the result being an increase in average oil prices of approximately $7.35 per barrel. The Company's net loss for the period decreased to $37,276, or ($.03) per share, compared to $101,095 or ($.06) per share in the 1998 period.

     The Company sustained an operating loss of $26,315 in the third quarter of 1999, compared to an operating loss of $92,513 in the third quarter of 1998. For the nine month period ended September 30, 1999, the Company's net loss decreased approximately 42.3% to $172,976 from the $299,522 net loss in the prior year's period. Operating losses in the 1999 period also decreased approximately 47.1% compared to the 1998 period.

     Oil prices averaged $18.73 per barrel during the third quarter of 1999, compared to an average of $11.38 per barrel in the 1998 period. For the nine month period, oil prices averaged $14.82 in 1999 compared to $12.51 in 1998.

     The Company had cash and cash equivalents at September 30, 1999, of $34,958 compared to $56,729 at the end of the 1998 fiscal year. Management estimates that it owes $318,020 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

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


Dated:  November 12, 1999


                                      PETROL INDUSTRIES, INC.

                                            s/Joseph M. Rodano
                                      By:_____________________________________
                                         Joseph M. Rodano
                                         President and Treasurer

                                EXHIBIT INDEX


           Exhibit
             No.                                      Description
           -------                                    -----------
             27                                 Financial Data Schedule