Form 10KSB
period 1999-12-31
PETROL INDUSTRIES INC
filed 2000-04-04
CIK 77864

                                   FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

[XX]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from__________to_________

Commission file number:     0-3912

                             PETROL INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                     Nevada
       (State or Other Jurisdiction of Incorporation of Organization)

                                   75-1282449
                         (IRS Employer Identification No.)

202 N. Thomas, Suite 4, Shreveport, Louisiana        71107-6539
  (Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including area code:  (318) 424-6396

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------       -----------------------------------------

                           NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share

     Check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes:   X              No: _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its most recent fiscal year: $535,680.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of the stock as of March 30, 2000 was $654,850.

    ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes____ No____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares of common stock, $.10 par value, outstanding as of March 31, 2000 was 1,597,196.

Transitional Small Business Disclosure Format: Yes___ No X

                               Page 1 of 34 Pages
                            Index appears at Page 10

                                     PART I

ITEM 1.   BUSINESS.

GENERAL DESCRIPTION.

          Petrol Industries, Inc. ("Petrol" or the "Company") was organized under the laws of the State of Nevada in 1968 as a wholly owned subsidiary of Sovereign Industries, Inc. In 1970, Sovereign Industries, Inc. distributed a substantial portion of Petrol's common stock to its stockholders. Since the dates of their respective organizations, Petrol and its wholly owned subsidiaries have been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island Field, the Greenwood-Waskom Field, and the Shreveport Field, all in Caddo Parish, Louisiana. Petrol and its wholly owned subsidiaries currently employ 10 persons in the aggregate.

      As of December 31, 1999, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 326 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 225 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, approximately 40 of its wells will be placed back in operation during the course of 2000, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 20-25 wells will temporarily not be operating at any given time as maintenance is required. Management is carefully examining whether to suspend production on certain wells to conserve available capital and assets.

      Virtually all of the Company's oil production comes from property characterized as stripper well property, meaning that the wells located thereon produced an average of 10 barrels or less per day. In 1999, Petrol's interests in oil wells and gas wells taken together with oil wells owned by the limited partnerships organized in connection with its 1979, 1983 and 1984 drilling programs had a gross production of 29,769 barrels of oil and 4,888 MCF of gas, and production, net to Petrol, of 22,717 barrels of oil and 4,888 MCF of gas.

      The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.); the higher the gravity, the higher the price. Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 1999, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $16.48 per barrel of oil and $1.87 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS.

      Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 1999 and 1998, approximately $105,033 and $102,608 were expended on such maintenance.

DRILLING PROGRAMS.

     In 1979, 1983 and 1984 Petrol formed Louisiana partnerships in commendams (limited partnerships) for the development of oil and gas wells on its properties. In connection with such programs, Petrol contributed drilling sites and hardware, and was responsible for drilling and completing the wells on a "turnkey" basis, and presently operates the completed wells. Actual drilling was done by one of several locally available subcontractors. The Company also handles the administrative and bookkeeping arrangements for the partnerships. Petrol was paid fees for drilling the partnerships' wells, receives additional fees for operating the wells and is entitled to a share of the partnerships' net income.

      The Company receives 75% of net revenues from the 26 wells drilled for the 1983 limited partnership and from the 17 wells drilled for the 1984 limited partnership.

      There was no drilling activity in 1999 or 1998.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION.

      The Company's oil and gas production is sold to major oil companies and other purchasers that gather oil production by tank wagon in areas where pipelines are not available. EOTT Energy Operating Limited Partnership, formerly EOTT Energy ("EOTT") accounted for 90.4% of the Company's 1999 oil sales. More than half a dozen other customers account for the balance of the Company's sales. Petrol is not a party to any long-term supply contracts for oil and gas.

      In recent years, Petrol's production has been sold at the local open market price, which is reflective of worldwide supply of and demand for crude oil and local demand for natural gas. Management believes that the continuing desire of domestic refiners and marketers of oil and gas to secure access to domestic production will continue to create a strong market for Petrol's products. Petrol anticipates, however, that the price that its products will command will continue to closely match world oil prices, which in turn reflect world economic and political conditions.

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

ITEM 2.   PROPERTIES.

     a. LOCATION AND CHARACTER OF THE COMPANY'S PROPERTIES. Petrol, in connection with its oil and gas production, currently leases approximately 110 parcels of property, located in the Caddo Pine Island Field and the Shreveport Field, both located in Caddo Parish, Louisiana. Most of its wells are shallow oil wells,completed in the Annona Chalk Zone, at depths ranging from 1,400 feet to 1,600 feet. In general, the leases held by Petrol provide that they shall remain in force so long as producing wells are being operated thereon or so long as Petrol is actively engaged in rework thereon. If Petrol does not produce any oil from a particular lease and is not engaged in any rework on such lease for a period of three consecutive months, such lease may at the option of the lessor, be deemed abandoned. Because of the Company's shortage of capital and liquid assets, Management is examining the possibility of suspending production on many of its leases. If such a strategy is implemented, Management will seek to minimize the adverse effect which suspension of production could have on the Company's lease holdings.

     b. RESERVES. See Supplemental Information regarding Oil and Gas Producing Activities at Pages 22 to 25 and Schedules 3 and 4 at Pages 26 to 27, for estimates of net quantities of proved oil and gas reserves, and for standardized measure of discounted future net cash flow relating thereto.

     c. RESERVES REPORTED TO OTHER AGENCIES. The Company did not file any estimates of oil and gas reserves with any federal authority or agency during 1999.

     d. PRODUCTION. For the years ended December 31, 1999 and 1998, the average sales price (including transfers) per unit of oil produced was $16.48 and $12.03, respectively, and the average production cost (lifting cost) per unit of production for oil was $13.47 and $13.27, respectively.

     e. PRODUCTIVE WELLS AND ACREAGE. As of December 31, 1999, the Company held the following productive wells and developed acres:

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

     f. UNDEVELOPED ACREAGE. As of December 31, 1999, the Company held the following undeveloped acreage:

         (i)    Gross Acres                   121
         (ii)   Net Acres                      54

     g.  DRILLING ACTIVITY.  No drilling activity occurred in 1999 or 1998.

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

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS.

     Until June 8, 1992, trading in the Company's common stock was reported in the National Association of Securities Dealers' Automated Quotation system. Since June 9, 1992, the Company's common stock has been traded over-the-counter. Following are the high and low bids of its common stock as of January 1, 1998, on a quarterly basis. Prices are reported by the National Quotation Bureau, Inc. which may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                               HIGH BID            LOW BID
                               --------            -------
         1998

     1st Quarter                  3/8                7/32
     2nd Quarter                  3/8                1/4
     3rd Quarter                  1/4                5/32
     4th Quarter                  9/32               1/8

         1999

     1st Quarter                  1/8                1/8
     2nd Quarter                  1/8                1/16
     3rd Quarter                  3/16               1/16
     4th Quarter                  3/16               1/16

            2000

     1st Quarter thru March 30   29/64               1/16


     On March 31, 2000, there were 3,669 holders of record of its common stock.

     No dividends were declared or paid during 1999 or 1998 and the Company has no present intention to pay cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     (a) RESULTS OF OPERATIONS. The Company continues to endeavor a decrease in production for 1999, as overall production decreased 18.9% from 1998.
This decline in gross production is also accompanied by an increase in received oil prices. The average price of an equivalent barrel of oil received in 1999 was $16.48, up from $12.03 received on average for 1998.

     The decrease in production when associated with the increase in received oil prices resulted in a net loss to the Company of $185,131, or $.12 per share, on revenues of $535,680.

     The net loss from operations (before other income/expense items) was $150,495 for 1999 as compared to $353,475 for 1998, or a decrease in the loss from operations of 57.4% over the prior year's operations. To restore operating profitability, the Company will depend on significant increases in overall production and this production must be aided by an increase in received oil prices over the following twelve month period, understanding that received oil prices are dependent on the results of world events outside the Company's control.

     (b) FINANCIAL CONDITION AND LIQUIDITY. The recurring losses from operations continue to erode the cash and cash equivalents of the Company, as the liquid assets are being used to fund current operations. Current liabilities exceed current assets by $1,030,487 and stockholders' deficit was $1,020,246 for the year ended December 31, 1999. Management has continued to benefit from an above average price of an equivalent barrel of oil during the first quarter of 2000.

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

     Although the Company is not aware of any environmental matters that might have a material effect on the Company's financial condition at December 31, 1999, there is the possibility that expenditures could be required, or revised regulatory requirements could necessitate expenditures at certain sites. Such expenditures could have a material impact on the results of operations in a future period.

1998 COMPARED TO 1997

     (a) RESULTS OF OPERATIONS. Production declined 13.9% from 1997. The decline in production accompanied by a decrease in oil prices, resulted in a net loss of $383,990, or $.24 per share, on revenues of $472,591. The Company's operating loss of $353,475 increased from last year's operating loss of $224,618.

     The average price of an equivalent barrel of oil received in 1998 was $12.03, down from $18.44 received on average in 1997.

     (b) FINANCIAL CONDITION AND LIQUIDITY. Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $835,115, the Company may lack sufficient capital reserves and liquid or liquidatable assets to permit continued operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS.

     This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-KSB regarding reserve estimates, planned capital expenditures, future oil and gas production and prices, future drilling activity, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Additional important factors that could cause actual results to differ materially from the Company's expectations include changes in oil and gas prices, changes in regulatory or environmental policies, production difficulties, transportation difficulties and future drilling results. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February of 1998, the Financial Accounting Standards Board (FASB) issued SFAS 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, effective for financial statements both interim and annual periods ending after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when FASB Statements No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLAN AND FOR TERMINATION BENEFITS, and No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, were issued. This Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement also permits reduced disclosures for nonpublic entities.

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

                       Independent Auditors' Report


The Board of Directors and Stockholders
Petrol Industries, Inc. and Subsidiaries
Shreveport, Louisiana


We have audited the consolidated balance sheet of Petrol Industries, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinon on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrol Petrol Industries, Inc. and Subsidiaries at December 31, 1999, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


HEARD McELROY & VESTAL LLP

Shreveport, Louisiana
March 31, 2000

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheet

                             December 31, 1999

                       ASSETS
Current assets:
  Cash and cash equivalents                          $     34,138
  Accounts receivable:
    Trade                                                  67,542
    Other                                                   9,663
                                                       ----------
                                                           77,205

  Inventory                                                40,406
  Prepaid expenses                                          6,073
                                                       ----------
          Total current assets                            157,822
                                                       ----------
Property and equipment, at cost:
  Land                                                      7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                4,141,705
  Trucks and other operating equipment                    367,984
  Furniture and fixtures                                   46,720
                                                        4,563,409
  Less accumulated depreciation, depletion and         ----------
        Amortization                                    4,504,275
                                                       ----------
                                                           59,134
                                                       ----------
Other assets                                                1,107
                                                       ----------
                                                     $    218,063
                                                       ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                   $     44,667
  Payable to interest owners                              321,106
  Payable to officer, net                                 722,194
  Note payble                                              50,000
  Accrued expenses                                        100,342
                                                       ----------
          Total current liabilities                     1,238,309
                                                       ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                   ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 1999 and 1998                               159,720
  Accumulated deficit                                  (1,179,966)
                                                       ----------
          Total stockholders' deficit                  (1,020,246
                                                       ----------

                                                     $    218,063
                                                       ==========

See accompanying notes to consolidated financial statements.

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1999 and 1998


                                  1999           1998
Revenues:
  Oil and gas sales          $     495,995         447,491
  Other operating income            39,685          25,100
                                ----------       ---------
                                   535,680         472,591
                                ----------       ---------
Expenses:
  Lease operating expense          400,913         487,806
  Severance taxes                   12,784           8,112
  General and administrative       261,394         317,163
  Depreciation, depletion
   and amortization                 11,084          11,084
    amortization                ----------      ----------
                                   686,175         826,066
                                ----------      ----------
          Operating Loss          (150,495)       (353,475)

Other income and (expense):
  Gain (loss) on sale of assets     2,500            (408)
  Interest and dividend income        859           6,315
  Interest expense                (37,995)        (36,422)
                                ---------       ---------
                                  (34,636)        (30,515)
                                ---------       ---------
          Loss before
           provision
           for income taxes      (185,131)       (383,990)
                                ---------       ---------
Income tax                            ---             ---

          Net loss           $   (185,131)       (383,990)
                                =========       =========

Net loss per share           $      (0.12)          (0.24)
                                =========       =========


See accompanying notes to consolidated financial statements.

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Deficit

                     Years ended December 31, 1999 and 1998

                                      1999          1998
                                      ----          ----
Preferred Stock                  $        ---           ---

Common stock:
  Balance at beginning of year        159,720       159,720
  Retirement of stock                     ---           ---
                                   ----------     ---------
  Balance at end of year              159,720       159,720
                                   ----------     ---------

Accumulated deficit
  Balance at beginning of year       (944,835)     (610,845)
  Net loss                           (185,131)     (383,990)
                                   ----------     ---------
  Balance at end of year           (1,179,966)     (994,835)
                                   ----------     ---------

     Total stockholder's deficit $ (1,020,246)     (835,115)
                                   ==========     =========








See accompanying notes to consolidated financial statements.

                  PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                   Years ended December 31, 1999 and 1998

                                                       1999        1998
Operating activities:
  Net loss                                         $ (185,131)    (383,990)
  Adjustments to reconcile net loss to cash
    Used by operating activities:
      Depreciation, depletion and                      11,084       12,985
        amortization
      (Gain) loss on sale of assets                   (2,500)          408
      Decrease in cash surrender value of
        life insurance                                    ---       56,746
      (Increase) decrease in accounts receivable     (39,020)       28,131
      (Increase) decrease in inventory               (23,721)       26,958
      Increase in prepaid expenses                    (2,269)       (1,336)
      Increase (decrease) in accounts payable and
        accrued expenses                                  997      (16,590)
      Increase in payable to officer, net             159,512      170,981
      Increase in payable to interest owners            7,938        9,476
                                                     --------     --------
        Net cash used by operating activities         (73,110)     (96,231)
                                                     --------     --------

Investing activities:
  Capital expenditures                                (1,981)      (21,884)
  Proceeds from sale of property and
    equipment                                           2,500           35
        Net cash provided (used) by investing        --------     --------
         activities                                       519      (21,849)
                                                     --------     --------
Financing activities:
  Purchase and retirement of common stock                 ---          ---
  Proceeds from gross borrowings                       50,000          ---
                                                     --------     --------
        Net cash provided by financing activities      50,000          ---
                                                     --------     --------

(Decrease) in cash and cash equivalents               (22,591)    (118,080)
Cash and cash equivalents at beginning of year         56,729      174,809
                                                     --------     --------
Cash and cash equivalents at end of year           $   34,138       56,729
                                                     ========     ========

See accompanying notes to consolidated financial statements.

                  PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                         December 31, 1999 and 1998


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of Consolidation -- The consolidated financial statements include the accounts of Petrol Industries, Inc. and its Subsidiaries (the "Company"), all of which are wholly owned. All significant inter-company transactions have been eliminated.

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

    Property and Equipment -- The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting in accordance with Statement of Financial Accounting Standards No. 19. The costs incurred to acquire property (proved and unproved) and all development costs and exploratory costs that find proved oil and gas reserves are capitalized. The costs of exploratory wells drilled are capitalized until determination is made as to whether such wells have found proved oil and gas reserves. Upon final determination, such costs are charged to operations if no reserves are found or are capitalized as producing oil and gas properties. Total cost capitalized for oil and gas-producing activities that exceed the estimated discounted future net cash flows related to oil and gas reserve quantities are charged to expense on a quarterly basis.

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

                                                 (Continued)

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


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

(2) LIQUIDITY AND FINANCIAL CONDITION

    Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $1,020,246, the Company could lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations.

                                                 (Continued)

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


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

(3) CASH SURRENDER VALUE LIFE INSURANCE

    In 1993, the Company borrowed $78,666 against a life insurance policy. No payments were paid on the principal as of December 31, 1997; however, interest payments of $6,293 were made in 1997 and 1996. The stated rate of interest is 8%. There were no terms for repayment of the principal. The outstanding loan amount was netted against the cash surrender value of the policy, which totaled $135,412 at December 31, 1997.

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

(4) INCOME TAXES

    There was no income tax expense (benefit) reported for the years ended December 31, 1999 and 1998.

    The following table presents a reconciliation of the expected tax expense (benefit) using the statutory federal tax rates of 34% in 1999 and 1998, and the Company's actual tax benefit:

                                       1999         1998
                                       ----         ----
    Tax (benefit) at the statutory
      federal rate                  $ (62,945)    (130,557)
    Current year losses which
      Provided no tax benefit          57,616       52,326
    Other, net                          5,329       78,231
                                     --------     --------
                                    $     ---          ---
                                     ========     ========
                                                 (Continued)

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                         1999       1998
                                         ----       ----
    Deferred tax assets:
      Net property and equipment,
        Principally due to
         differences in depreciation $  22,000     29,000
      Accounts payable and accrued
        expenses                        52,000     50,953
      Tax net operating loss
        carryforward                   633,004    617,331
      Capital loss carryforward            ---        ---
      Statutory depletion
        carryforward                   343,000    320,000
                                     ---------  ---------
          Total gross deferred tax
           assets                    1,050,004  1,017,287
          Less valuation allowance  (1,050,004)(1,017,284)
                                     ---------  ---------
          Net deferred tax assets  $       ---        ---
                                     ========= ==========

    Due to the Company's history of net operating losses and the uncertainties that affect the ultimate realization of the above deferred tax amounts, the Company has recorded a 100% valuation allowance applicable to these deferred tax assets. The Company will periodically review the realizability of these assets and adjust the related valuation allowance as needed.

    The valuation allowance for deferred tax assets of approximately $1,050,004 at December 31, 1999, has increased approximately $32,720 (the same as the decrease in certain deferred tax assets) from the amount determined at January 1, 1999. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

    The Company has federal tax net operating loss carryforwards of approximately $1,548,000, which expire between 2003 and 2011, which could be used to offset future federal taxable income. The Company has a statutory oil and gas depletion carryforward of approximately $1,020,000, which has no expiration date.

    There were no taxes paid in 1999 and 1998.

(5)  PAYABLE TO INTEREST OWNERS

     The Company has recorded as a payable totaling $321,106 to approximately 100 individual owners of royalty, working interests, and/or overriding royalty interest as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

                                                 (Continued)

                          PETROL INDUSTRIES, INC.

                Notes to Consolidated Financial Statements


(6) BUSINESS AND CREDIT CONCENTRATIONS

    The Company has been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island Field, Greenwood Waskom Field, and the Shreveport Field, all in
    Caddo Parish, Louisiana.

    The Company is primarily involved in the production of oil, which is sold to approximately ten oil companies.
    The Company had sales to two major customers in 1999 and 1998 as follows:

                                   1999             1998
                                   ----             ----

         Customer 1           $   28,000           23,000
         Customer 2              457,000          386,000
                                 -------          -------
                              $  485,000          740,000
                                 =======          =======
(7) NET LOSS PER SHARE

    Net loss per share of common stock was computed on the weighted average number of shares outstanding of 1,597,196 for 1999 and 1998, respectively.

(8) AFFILIATED PARTNERSHIPS

    The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note 9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

    Indebtedness to partnerships for their portion of undistributed net revenue was approximately $33,474 at December 31, 1999, and is included in accounts payable.

(9) OTHER OPERATING INCOME

    Other operating income for the years ended December 31, 1999 and 1998, consists of the following:


                                      1998         1999
                                      ----         ----
    Affiliated partnerships'
      Operations and
       Administration fee         $   9,392        9,484
    Other                            30,293       15,616
                                    -------      -------
                                  $  39,385       25,100
                                    =======      =======

                                                 (Continued)

                             PETROL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements


(10) RELATED PARTY TRANSACTIONS.

     Payable to officer, net, consists of the following:

                                        1999        1998
                                        ----        ----
    Accrued salary plus interest    $  722,194     562,682
    Note payable to Company plus
     interest                              ---         ---
    Advances                               ---         ---
                                      --------    -------
                                    $  722,194     562,682
                                      ========    ========

    Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 1999 and 1998 were $34,508 and $31,225, respectively. The note payable represented a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bared interest at an annual rate of one-quarter of a percent in excess of prime rate of Citibank, N.A. Interest expense charged to operations was $2,536 during 1998. Advances are non-interest bearing. At December 31, 1998, the Company netted the note payable to the Company from the officer and the advances from the officer against the amount, which the Company owed the officer in accrued salary and interest.

(11) CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12) Note Payable

   The Company has obtained a note payable from an individual for an amount not to exceed $100,000, currently $50,000 as of December 31, 1999. The note bears interest at 10.75% and is due and payable including any unpaid interest and principal, on May 1, 2001. The note is secured by a multiple obligations mortgage on mineral rights either currently owned or hereinafter acquired by the Company.

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

ESTIMATED NET QUANTITIES OF PROVED OIL AND GAS RESERVES-
SCHEDULE 3

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

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                      Supplemental Oil and Gas Information
                                   (unaudited)


Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserve Quantities-Schedule 4

Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $22.25 per barrel for oil at December 31, 1999) to estimated quantities of proved developed reserves as of each year end. Oil prices have increased slightly in early 2000 from year-end levels. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year-end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

The Company cautions readers that the standardized measure information, which places a value on proved reserves, is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation, which would likely have resulted in significantly different amounts. This information is disclosed in accordance with Statement No. 69 solely to provide readers with a common base for use in preparing their own estimates of future cash flows and for comparing reserves among companies. Management of the Company does not rely on the computations in Schedule 4 when making investment and operating decisions.

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 1999 and 1998.

                                                  Schedule 1

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                      Capital Costs Relating to Oil and Gas
                              Producing Activities

                           December 31, 1999 and 1998
                                   (unaudited)

                                            1999           1998
                                            ----           ----
Proved properties                      $ 4,141,705      4,179,433
Other                                      367,984        367,984
                                         ---------      ---------
                                         4,509,689      4,547,417
Accumulated depreciation, depletion
  and amortization                       4,460,959      4,489,071
                                         ---------      ---------
Net capitalized costs                  $    48,730         58,346
                                         =========      =========

Note: Included in capitalized costs at December 31, 1999 and 1998, is $746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.

                                                  Schedule 2

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration, and Development Activities

                     Years ended December 31, 1999 and 1998
                                   (unaudited)



                                     1999             1998


Developmental costs              $   8,892            3,990
                                    ======           ======

                                                  Schedule 3

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                           Estimated Net Quantities of
                      Proved Developed Oil and Gas Reserves

                     Years ended December 31, 1999 and 1998
                                   (unaudited)

                                            1999            1998
                                           Barrels         Barrels
                                           of Oil          of Oil
                                           -------         -------
Proved developed reserves:
  Beginning of year                        206,825         243,565
  Production                               (29,769)        (36,740)
  Sales of minerals in place                   ---             ---
  Revisions, extensions and discoveries        ---             ---
                                          --------        --------
End of year                                177,056         206,825
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

                                                  Schedule 4

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Standardized Measure of Discounted Future Net Cash
                 Flows Relating to Proved Oil and Gas Quantities

                     Years ended December 31, 1999 and 1998
                                   (unaudited)


                                            1999              1998
                                                (in thousands)
Future cash inflows                     $  4,007             1,940
Future production and development
  cost                                    (2,385)           (2,745)
Future income tax (expense)
  benefit                                    ---               ---
                                          ------            ------
Future net cash flows (deficit)            1,622              (805)
10% annual discount for estimated
  timing of cash flows (deficit)             444               221
                                          ------            ------
Standardized measure of discounted
  future net cash flows (deficit)       $  1,178              (584)
                                          ======            ======

Principal sources of change in the standardized measure of discounted future net cash flows for the years shown:

                                           1999              1998
                                               (in thousands)
Net changes in prices and production
  cost, including excise taxes           $ 2,020                (5)
Sales and transfers of oil and gas
  produced, net of production costs          (95)               40
Net change due to revisions,
  extensions, and discoveries                ---               ---
Net change due to purchase (sales) of
  minerals-in-place                          ---               ---
Development cost incurred during the
  period                                       9                 4
Accretion of discount                        (58)               (7)
 Change in production rates (timing)
  and other                                 (114)             (548)
                                           -----             -----
                                         $ 1,762              (516)
                                           =====             =====

Note: The proved and proved developed reserves are located within the United States.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.

     (a)  The Directors of Petrol are as follows:

                         Position with the Company
                          And Business Experience       Director
Name                Age   During Past Five Years         Since
----                ---  -------------------------      --------

Joseph M. Rodano    63   Chairman of the Board of         1972
                         Directors, President and
                         Chief Executive Officer of
                         Petrol since 1972; Treasurer
                         of Petrol since 1980; Assistant
                         Secretary since March, 1996.

Robert M. Bontempi  68   Director, Retired;  Bond         1972
                         Salesman, Thomson McKinnon
                         Securities, 1983-1988.

Arlys C. Milan      45   Vice President of Petrol since   1994
                         1990; Office Manager for more
                         than 4 years prior thereto;
                         Elected to Board of Directors
                         in August, 1994; Secretary since
                         March, 1996.

     All Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualify.

    (b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                          Position with the Company and Business
Name              Age     Experience During Past Five Years
----              ---     --------------------------------------
Joseph M.                 See "Directors" above.
  Rodano          63

Arlys C. Milan    45      See "Directors" above.

Jimmy S. Foster   56      Vice President of Petrol since
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

     The Company has no standing audit, nominating or compensation committees, or committees performing similar functions. The Board of Directors met once in 1999.


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

                           SUMMARY COMPENSATION TABLE

                                                                  Long-Term Compensation
                                Annual Compensation                  Awards     Payouts
                   ------------------------------------------  -------------------------------
Name and                                                       Restricted                        All Other
Principal                                      Other Annual      Stock     Options/    LTIP     Compensation Other
Position           Year  Salary($)  Bonus($)  Compensation($)  Awards($)    SARs(#)   Payouts       ($)
---------          ---   ---------  --------  ---------------  ---------   --------   -------   ------------
Joseph M. Rodano,  1998   125,000     -            -              -           -           -        -
President, Chief   1999   125,000     -            -              -           -           -        -
Executive Officer,
and Chairman of
the Board

Stock Option Grants

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 1999 and 1998 to Mr.
Rodano.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

-----------------------------------------------------
                 Individual Grants
-----------------------------------------------------
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

Not Applicable


STOCK OPTION EXERCISES

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 1999 or 1998 and did not have any unexercised options at the fiscal year-end.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                    Value of Unexercised
                                      Number of Exercised             In-the-Money
         Shares                          Option/SARs at              Option/SARs at
        Acquired                            FY-End(#)                  FY-End($)
           On           Value       ---------------------------   ---------------------------
Name   Exercise (#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----   ------------   -----------   -----------   -------------   -----------   -------------

Not Applicable


LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

     There were no awards made in the fiscal year ended December 31, 1999 and 1998 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

                       LONG-TERM INCENTIVE PLANS - AWARDS
                               IN LAST FISCAL YEAR

                                                       Estimated Future Payouts
                                                            Under Non-Stock
       Number of Shares,                                   Price-Based Plans
        Units or Other      Performance or Other     -----------------------------
            Rights         Period Until Maturation   Threshold   Target   Maximum                         Maximum
Name         (#)                  or Payout          ($ or#)    ($ or #)  ($ or #)
----   -----------------   -----------------------   ---------  --------  --------
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

     Non-management directors were paid an annual fee of $800 in 1995, with the remainder of the fees being accrued. Fees were accrued in 1996, but none were accrued in 1997, 1998, or 1999.

     There are no retirement, resignation or termination arrangements with executive officers due to change in control of the Company, or for any other reason.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      (a) The following table sets forth, as of March 31, 2000, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

       Name of           Amount and Nature        Percent
    Beneficial Owner   of Beneficial Ownership   of Class
    ---------------    -----------------------   --------
    Joseph M. Rodano      554,325 (direct)         35.0%

     (b) The following table sets forth, as of March 24, 2000, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the two next most highly compensated officers, and by all directors and officers as a group:

Name of                Amount and Nature        Percent
Beneficial Owner     of Beneficial Ownership    of Class
---------------      -----------------------    --------
Joseph M. Rodano         554,325 (direct)        35.0%

Robert M. Bontempi             0                  0.0%

Arlys C. Milan                 0                  0.0%

Jimmy S. Foster                0                  0.0%

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

              22   Subsidiaries of the Company (Filed as
                   Exhibit 22 to Registrant's 1981 Annual
                   Report on Form 10-K and incorporated
                   herein by reference).

              (b)  Reports on Form 8-K

                   None filed during the last quarter of
                   1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PETROL INDUSTRIES, INC.


                                    s/Joseph M. Rodano
March  31 , 2000           By: ____________________________
                                      Joseph M. Rodano
                                   President and Treasurer



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.



                                     s/Joseph M. Rodano
March  31 , 2000               ___________________________
                               Joseph M. Rodano - Director

                                     s/Robert Bontempi
March  31 , 2000               ___________________________
                               Robert Bontempi - Director

                                     s/Arlys C. Milan
March  31 , 2000               ____________________________
                                Arlys C. Milan - Director