Form 10QSB
period 2000-03-31
PETROL INDUSTRIES INC
filed 2000-05-11
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
OMB Approval
OMB Number: xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     [xx] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the quarterly period ended:     March 31, 2000

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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   March 31,      December 31,
         ASSETS                                      2000             1999
         ------                                    ---------      ------------
                                                  (unaudited)
Current assets:
  Cash and cash equivalents                       $    82,916          34,138
  Accounts receivable:
    Trade                                              64,494          67,542
    Other                                               9,497           9,497
                                                   ----------       ---------
                                                       73,991          77,205

  Inventory                                            44,814          40,406
  Prepaid expenses                                     14,121           6,073
                                                   ----------       ---------
          Total current assets                        215,842         157,822
                                                   ----------       ---------
Property and equipment, at cost:
  Land                                                  7,000           7,000
  Developed and undeveloped oil and gas properties-
    successful efforts method                       4,141,211       4,141,705
  Trucks and other operating equipment                367,984         367,984
  Furniture and fixtures                               32,758          46,720
                                                   ----------       ---------
                                                    4,548,953       4,563,409
  Less accumulated depreciation, depletion and
        amortization                                4,491,979       4,504,275
                                                   ----------       ---------
                                                       56,974          59,134
                                                   ----------       ---------

Other assets                                            1,107           1,107
                                                   ----------       ---------
                                                  $   273,923         218,063
                                                   ==========       =========
          LIABILITIES AND STCOKHOLDERS' DEFICIT
          -------------------------------------
Current liabilities:
  Accounts payable                                $    41,744          44,667
  Payable to interest owners                          323,168         321,106
  Payable to officer, net                             763,202         722,194
  Notes Payable                                        50,000          50,000
  Accrued expenses                                    106,878         100,342
                                                   ----------       ---------
          Total current liabilities                 1,284,992       1,238,309
                                                   ----------       ---------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                ---             ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 2000 and 1999                                  159,720         159,720
  Accumulated deficit                              (1,170,789)     (1,179,966)
                                                   ----------       ---------
          Total stockholders' deficit              (1,011,069)     (1,020,246)
                                                   ----------       ---------
                                                  $   273,923         218,063
                                                   ==========       =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations

                  Three months ended March 31, 2000 and 1999
                                 (unaudited)


                                                       2000           1999
                                                       ----           ----
REVENUES:
  Oil and gas sales                                $  204,964         78,471
  Other operating income                                9,744          3,670
                                                    ---------      ---------
                                                      214,708         82,141
                                                    ---------      ---------

EXPENSES:
  Lease operating expense                             124,479         88,681
  General and administrative                           68,491         70,426
  Depreciation, depletion and amortization              1,666          2,250
                                                    ---------      ---------
                                                      194,636        161,357
                                                    ---------      ---------

           Operating income/(loss)                     20,072        (79,216)
                                                    ---------      ---------
OTHER INCOME AND (EXPENSE):
  Interest income                                         187            270
  Interest expense                                    (11,082)        (7,753)
                                                    ---------      ---------
                                                      (10,895)        (7,483)
                                                    ---------      ---------

           Net income/(loss)                       $    9,177        (86,699)
                                                    =========      =========

Net income/(loss) per share                               .01           (.05)
                                                    =========      =========

Average common shares outstanding                   1,597,196      1,597,196
                                                    =========      =========




                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                  Three months ended March 31, 2000 and 1999
                                     (unaudited)


                                                          2000         1999
                                                          ----         ----
Operating activities:
  Net income/(loss)                                   $    9,177      (86,699)
  Adjustments to reconcile net income/(loss) to
    cash used by operating activities:
      Depreciation, depletion and amortization             1,666        2,250
      Losses on retirements of property and
        equipment included in lease operating expenses       494          724
      Changes in assets and liabilities:
        Accounts receivable                              (10,829)     (10,829)
        Inventory                                         (4,408)      (4,089)
        Prepaid expenses                                  (8,048)      (3,145)
        Accounts payable and accrued expenses              3,613       22,653
        Payable to officer, net                           41,008       39,004
        Payable to interest owners                         2,062        1,410
                                                       ---------    ---------
          Net cash provided (used) by operating
            activities                                    48,778      (58,721)

Investing activities:
  Capital expenditures                                       ---          ---
                                                       ---------    ---------
          Net cash used by investing activities              ---          ---

Financing activities:
  Purchase and retirment of stock                            ---          ---
  Proceeds from gross borrowings                             ---       20,000
                                                       ---------    ---------
          Net cash provided by financing activities          ---       20,000


Increase (decrease) in cash and cash equivalents          48,778      (38,721)
Cash and cash equivalents at beginning of period          34,138       56,729
                                                       ---------    ---------
Cash and cash equivalents at end of period            $   82,916       18,008
                                                       =========    =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                  Three months ended March 31, 2000 and 1999
                                 (unaudited)



                                                       2000           1999
                                                       ----           ----

Stockholders' deficit at January 1                $(1,020,246)       (835,115)

  Net income/(loss) for the three-month period          9,177         (86,699)
                                                    ---------       ---------

Stockholders' deficit at March 31                 $(1,011,069)       (921,814)
                                                    =========       =========


                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 1999 Annual Report on Form 10-KSB.

2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 2000 or 1999.

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March 31. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.

                                                    Total Number of
                                                   Shares Outstanding
                                                   2000          1999
                                                   ----          ----

       January 31                               1,597,196     1,597,196
       February 29                              1,597,196     1,597,196
       March 31                                 1,597,196     1,597,196

4. Estimated income taxes of $3,100 for the first quarter of 2000 have not been recorded and net operating losses from prior years will be used to reduce this amount to zero. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With an increase of approximately 12.3% in production and significantly higher oil prices, oil and gas sales revenue increased significantly during the first quarter of 2000, as compared to the 1999 period. The Company had a net income of $9,177, or $.01 per share, compared to a net loss of $86,699, or ($.05) per share, in the 1999 period.

     The Company realized an operating income of $20,072 in the first quarter of 2000, compared to an operating loss of $79,216 in the first quarter of 1999. Oil prices averaged $25.72 per barrel during the first quarter of 2000, compared to an average of $10.51 per barrel in the 1999 period.

     The Company had cash and cash equivalents at March 31, 2000, of $82,916, compared to $34,138 at the end of the 1999 fiscal year. Management estimates that it owes $323,168 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

     In March 2000, Joseph M. Rodano, President and Treasurer of Petrol Industries, Inc., as well as a member of its Board of Directors, purchased a total of 20,000 Shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. The purchase was made in an open-market transaction, and all of the shares purchased by Mr. Rodano were purchased with his personal funds. As of March 31, 2000, Mr. Rodano owns an aggregate of 554,325 Shares, comprising approximately 35% of the outstanding shares.



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


Dated:  May 11, 2000


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