Form 10QSB
period 2000-06-30
PETROL INDUSTRIES INC
filed 2000-08-11
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

OMB Approval
OMB Number: xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours Per Response:  1.0

     (Mark One)

     xx Quarterly report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934

     For the quarterly period ended:       June 30,  2000

     __ Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ____________ to _____________

     Commission file number:         0-3912

                           PETROL INDUSTRIES, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)

          NEVADA                                         75-1282449
(State or Other Jurisdiction of             (IRS Employer Identification No.)
 Incorporation of Organization)

      202 N. THOMAS, SUITE 4                          318-424-6396
     SHREVEPORT, LA  71107-6539                (Issuer's Telephone Number,
(Address of Principal Executive Offices)          Including Area Code)

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

      Yes  (XX)     No (  )

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      Yes___   No____

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:         1,597,196

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                 June 30,     December 31,
                                                   2000           1999
                   ASSETS                        ---------    ------------
                   ------                       (unaudited)
Current assets:
  Cash and cash equivalents                    $    73,205        34,138
  Accounts receivable:
    Trade                                           78,027        67,542
    Other                                            9,497         9,663
                                                ----------    ----------
                                                    87,524        77,205

Inventory                                           41,443        40,406
Prepaid expenses                                    12,834         6,073
                                                ----------    ----------
          Total current assets                     215,006       157,822
                                                ----------    ----------
Property and equipment, at cost:
  Land                                               7,000         7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method         4,141,211     4,141,705
  Trucks and other operating equipment             357,774       367,984
  Furniture and fixtures                            32,758        46,720
                                                ----------    ----------
                                                 4,538,743     4,563,409
  Less accumulated depreciation, depletion
    and amortization                             4,469,808     4,504,275
                                                ----------    ----------
                                                    68,935        59,134
                                                ----------    ----------

Other assets                                         1,107         1,107
                                                ----------    ----------
                                               $   285,048       218,063
                                                ==========    ==========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------
Current liabilities:
  Accounts payable                             $    40,471        44,667
  Payable to interest owners                       324,761       321,106
  Payable to officer, net                          804,825       722,194
  Note payable                                      50,000        50,000
  Accrued expenses                                 111,009       100,342
                                                ----------    ----------
          Total current liabilities              1,331,066     1,238,309
                                                ----------    ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized
    1,000,000 shares; no shares issued or
    outstanding                                        ---           ---
  Common stock-$.10 par value. Authorized
    10,000,000 shares; issued and outstanding
    1,597,196 shares in 1999 and 1998              159,720       159,720
  Accumulated deficit                           (1,205,738)   (1,179,966)
                                                ----------    ----------
          Total stockholders' deficit           (1,046,018)   (1,020,246)
                                                ----------    ----------
                                               $   285,048       218,063
                                                ==========    ==========

                           PETROL INDUSTRIES, INC.

                    Consolidated Statements of Operations
                                 (unaudited)

                                   Quarter Ended            Year Ended
                                      June 30,                June 30,
                              ---------------------   ---------------------
                                 2000        1999        2000        1999
                              ---------   ---------   ---------   ---------
REVENUES:
  Oil and gas sales          $  167,609     119,639     372,573     198,110
  Other operating income          7,263       6,532      17,007      10,203
                              ---------   ---------   ---------   ---------
                                174,872     126,171     389,580     208,313
                              ---------   ---------   ---------   ---------

EXPENSES:
  Lease operating expense       121,093      95,541     245,572     184,223
  General and administrative     76,753      69,099     145,245     139,525
  Depreciation, depletion
    And amortization              1,740       2,250       3,406       4,500
                                199,586     166,890     394,223     328,248
                              ---------   ---------   ---------   ---------
          Operating loss     $  (24,714)    (40,719)     (4,643)   (119,935)
                              ---------   ---------   ---------   ---------

OTHER INCOME AND (EXPENSE):
  Gain on sale of assets          1,000         ---       1,000         ---
  Interest income                   463          66         650         336
  Interest expense              (11,697)     (8,346)    (22,779)    (16,099)
                              ---------   ---------   ---------   ---------
                                (10,234)     (8,280)    (21,129)    (15,763)
                              ---------   ---------   ---------   ---------

          Net loss           $  (34,948)    (48,999)    (25,772)   (135,698)
                              =========   =========   =========   =========

Net loss per share           $    (0.02)      (0.03)      (0.02)      (0.08)
                              =========   =========   =========   =========

Average common shares
     outstanding              1,597,196   1,597,196   1,597,196   1,597,196
                              =========   =========   =========   =========



                   PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                   Six months ended June 30, 2000 and 1999
                                 (unaudited)



                                                          2000        1999
                                                          ----        ----
Operating activities:
  Net income/(loss)                                   $ (25,772)  (135,698)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Gain/(loss) on sale of assets                       1,000        ---
      Depreciation, depletion and amortization            3,406      4,500
      Losses on retirements of property and equipment
        included in lease operating expenses               (507)       724
      Changes in assets and liabilities:
        Accounts receivable                             (10,319)   (14,626)
        Inventory                                        (1,037)    (8,497)
        Prepaid expenses                                 (6,761)    (4,489)
        Accounts payable and accrued expenses             6,471      5,023
        Payable to officer, net                          82,631     78,601
        Payable to interest owners                        3,655      2,488
                                                        -------   --------
          Net cash provided (used) provided by
            operating activities                         52,767    (71,974)

Investing activities:
  Capital expenditures                                  (13,700)       ---
                                                       --------   --------
          Net cash (used) provided by investing
            activities                                  (13,700)       ---

Financing activities:
  Purchase and retirement of common stock                   ---        ---
  Proceeds from gross borrowings                            ---     50,000
                                                       --------   --------
          Net cash provided by financing activities         ---     50,000


Increase/(decrease) in cash and cash equivalents         39,067    (21,974)
Cash and cash equivalents at beginning of period         34,138     56,729
                                                       --------   --------
Cash and cash equivalents at end of period            $  73,205     34,755
                                                       ========   ========





                           PETROL INDUSTRIES, INC.

         Consolidated Statements of Changes in Stockholders' Deficit

                   Six months ended June 30, 2000 and 1999
                                 (unaudited)




                                            2000           1999
                                            ----           ----
Stockholders' deficit at January 1     $ (1,020,246)     (835,115)

   Net loss for the six-month period        (25,772)     (135,698)
                                        -----------     ---------
Stockholders' deficit at June 30       $ (1,046,018)     (970,813)
                                        ===========     =========



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

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the six months ended June 30. Totaling the number of shares outstanding at the end of each month and dividing that total by the number of months determined the weighted average number of shares outstanding.

                                               TOTAL NUMBER OF
                                              SHARES OUTSTANDING
                                              ------------------
                                              2000          1999
                                              ----          ----
      January 31                            1,597,196     1,597,196
      February 29                           1,597,196     1,597,196
      March 31                              1,597,196     1,597,196
      April 30                              1,597,196     1,597,196
      May 31                                1,597,196     1,597,196
      June 30                               1,597,196     1,597,196

4. The expected tax benefit resulting from operating losses for the first six months of 2000 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Oil and gas sales revenues increased approximately 40.1% in the second quarter of 2000, compared to the second quarter of 1999, the result being an approximate 69.6% increase in average oil prices of approximately $10.44 per barrel. The Company's net loss for the period decreased to $34,948, or ($.02) per share, compared to $48,999 in the 1999 period, or ($.03) per share.

     The Company sustained an operating loss of $24,714 in the second quarter of 2000, compared to an operating loss of $40,719 in the prior year's second quarter. For the six-month period ended June 30, 2000, the Company's net loss decreased approximately 81% to $25,772 from the $135,698 net loss in the prior year's period.

     Management has attempted to reduce operating costs over the past several years in an effort to restore profitability. Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

     Oil prices averaged $25.45 per barrel during the second quarter of 2000, compared to an average of $15.01 per barrel in the 1999 period. For the six-month period, oil prices averaged $25.60 per barrel in 2000 compared to $12.87 in 1999.

     The Company had cash and cash equivalents at June 30, 2000, of $73,205, compared to $34,138 at the end of the 1999 fiscal year. Management estimates that it owes $324.761 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.


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




Dated:  August 11, 2000



                                        PETROL INDUSTRIES, INC.



                                     By:   s/Joseph M. Rodano
                                        --------------------------
                                        Joseph M. Rodano
                                        President and Treasurer

                            EXHIBIT INDEX

        Exhibit
          No.                                  Description
        -------                                -----------
          27                                   Financial Data Schedule