Form 10QSB
period 2000-09-30
PETROL INDUSTRIES INC
filed 2000-11-13
CIK 77864

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended:            September 30, 2000

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

           YES [XX]         NO [  ]

                     APPLICABLE ONLY TI ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                                  September 30,   December 31,
                 ASSETS                               2000            1999
                 ------                           -------------   ------------
                                                   (unaudited)
Current assets:
  Cash and cash equivalents                        $    72,843         34,138
  Accounts receivable:
    Trade                                               73,701         67,542
    Other                                                9,497          9,663
                                                    ----------     ----------
                                                        83,198         77,205

  Inventory                                             41,088         40,406
  Prepaid expenses                                      10,694          6,073
                                                    ----------     ----------
          Total current assets                         207,823        157,822
                                                    ----------     ----------
Property and equipment, at cost:
  Land                                                   7,000          7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method             4,141,509      4,141,705
  Trucks and other operating equipment                 363,774        367,984
  Furniture and fixtures                                32,758         46,720
                                                    ----------     ----------
                                                     4,545,041      4,563,409
  Less accumulated depreciation, depletion
   and amortization                                  4,471,548      4,504,275
                                                    ----------     -----------
                                                        73,493         59,134
                                                    ----------     ----------
Other assets                                             1,107          1,107
                                                    ----------     ----------
                                                   $   282,423        218,063
                                                    ==========     ==========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------

Current liabilities:
  Accounts payable                                 $    41,040         44,667
  Note payable                                          30,000         50,000
  Payable to interest owners                           321,369        321,106
  Payable to officer, net                              818,513        722,194
  Accrued expenses                                     106,363        100,342
                                                    ----------     ----------
          Total current liabilities                  1,317,285      1,238 309
                                                    ----------     ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized
   1,000,000 shares; no shares issued or outstanding       ---            ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 2000 and 1999                            159,720        159,720
  Accumulated deficit                               (1,194,582)    (1,179,966)
                                                    ----------     ----------
          Total stockholders' deficit               (1,034,862)    (1,020,246)
                                                    ----------     ----------
                                                   $   282,423        218,063
                                                    ==========     ==========

                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (unaudited)



                                      Quarter Ended         Nine Months Ended
                                      September 30,           September 30,
                                      -------------         -----------------
                                    2000        1999        2000        1999
                                    ----        ----        ----        ----
Revenues:
  Oil and gas sales            $  206,530     143,535     579,103     341,645
  Other operating income            6,430      14,020      23,437      24,223
                                ---------   ---------   ---------   ---------
                                  212,960     157,555     602,540     365,868
                                ---------   ---------   ---------   ---------
Expenses:
  Lease operating expense         144,803     110,948     390,375     295,172
  General and administrative       43,899      70,672     189,144     210,198
  Depreciation, depletion and
    amortization                    1,740       2,250       5,146       6,750
                                ---------   ---------   ---------   ---------
                                  190,442     183,870     584,665     512,120
                                ---------   ---------   ---------   ---------
     Operating income/(loss)       22,518     (26,315)     17,875    (146,252)
                                ---------   ---------   ---------   ---------
Other income and (expense):
  Gain on sale of assets              ---         ---       1,000         ---
  Interest income                     563         134       1,213         470
  Interest expense                (11,925)    (11,095)    (34,704)    (27,194)
                                ---------   ---------   ---------   ---------
                                  (11,362)    (10,961)    (32,491)    (26,724)
                                ---------   ---------   ---------   ---------
     Net income/(loss)         $   11,156     (37,276)    (14,616)   (172,976)
                                =========   =========   =========   =========

Net income/(loss) per share    $      .01        (.03)       (.01)       (.11)
                                =========   =========   =========   =========

Average common shares
 outstanding                    1,597,196   1,597,196   1,597,196   1,597,196
                                =========   =========   =========   =========



                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                Nine months ended September 30, 2000 and 1999
                                 (unaudited)



                                                         2000          1999
                                                         ----          ----
Operating activities:
  Net loss                                           $  (14,616)     (172,976)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Depreciation, depletion and amortization            5,146         6,750
      Gain on sale of assets                              1,000           ---
      Losses on retirements of property and
       equipment included in lease operating expenses      (505)          724
      Changes in assets and liabilities:
        Accounts receivable                              (5,993)      (19,077)
        Inventory                                          (682)      (14,701)
        Prepaid expenses                                 (4,621)       (6,680)
        Accounts payable and accrued expenses             2,394        10,538
        Payable to officer, net                          96,319       118,799
        Payable to interest owners                          263         4,852
                                                       --------      --------
          Net cash provided (used) by operating
            activities                                   78,705       (71,771)

Investing activities:
  Capital expenditures                                  (20,000)          ---
                                                       --------      --------
          Net cash used activities                      (20,000)          ---

Financing activities:
  Proceeds from gross borrowings                            ---        50,000
  Payments made on gross borrowings                     (20,000)          ---
                                                       --------      --------
          Net cash (used) provided by financing
            activities                                  (20,000)       50,000


Increase/(decrease) in cash and cash equivalents         38,705       (21,771)
Cash and cash equivalents at beginning of period         34,138        56,729
                                                       --------      --------
Cash and cash equivalents at end of period           $   72,843        34,958
                                                       ========      ========




                    PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                Nine months ended September 30, 2000 and 1999
                                 (unaudited)



                                                       2000            1999
                                                       ----            ----
Stockholders' deficit at January 1               $ (1,020,246)       (835,115)

  Net loss for the nine-month period                  (14,616)       (172,976)
                                                   ----------      ----------

Stockholders' deficit at September 30            $ (1,034,862)     (1,008,091)
                                                   ==========      ==========





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

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the nine months ended September 30. The weighted average number of shares outstanding was determined by totaling the number of shares outstanding at the end of each month and dividing that total by the number of months.
                                               Total Number of
                                              Shares Outstanding
                                              2000          1999
                                              ----          ----
       January 31                           1,597,196     1,597,196
       February 28                          1,597,196     1,597,196
       March 31                             1,597,196     1,597,196
       April 30                             1,597,196     1,597,196
       May 31                               1,597,196     1,597,196
       June 30                              1,597,196     1,597,196
       July 31                              1,597,196     1,597,196
       August 31                            1,597,196     1,597,196
       September 30                         1,597,196     1,597,196

4. The expected tax benefit resulting from operating losses for the first nine months of 2000 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Oil and gas sales revenues increased approximately 43.9% in the third quarter of 2000, compared to the third quarter of 1999, the result being an approximate 53.2% increase in average oil prices of approximately $9.96 per barrel. The Company realized a net income for the period of $11,156, or $.01 per share, compared to a net loss of $37,276, or ($.03) per share, in the 1999 period.

     The Company realized an operating income of $22,518 in the third quarter of 2000, compared to an operating loss of $26,315 in the third quarter of 1999. For the nine-month period ended September 30, 2000, the Company's net loss decreased approximately 91.6% to $14,616 from the $172,976 net loss in the prior year's period. For the same period, the Company realized an operating income of $17,875 compared to an operating loss of $146,252 in the 1999 period.

     Oil prices averaged $28.69 per barrel during the third quarter of 2000, compared to an average of $18.73 per barrel in the 1999 period. For the nine month period, oil prices averaged $26.63 in 2000 compared to $14.82 in 1999.

     The Company had cash and cash equivalents at September 30, 2000, of $72,843 compared to $34,958 at the end of the 1999 fiscal year. Management estimates that it owes $321,369 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

     Effective July 1, 2000, the annual salary of Joseph M. Rodano, President and Treasurer of Petrol Industries, Inc., was reduced from $125,000 to $12,000.

     In September 2000, Joseph M. Rodano, President and Treasurer of Petrol Industries, Inc., as well as a member of its Board of Directors, purchased a total of 2,000 Shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. The purchase was made in an open-market transaction, and all of the shares purchased by Mr. Rodano were purchased with his personal funds. As of September 30, 2000, Mr. Rodano owns an aggregate of 556,325 Shares, comprising approximately 35% of the outstanding shares.


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


Dated:  November 13, 2000


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