Form 10KSB
period 2000-12-31
PETROL INDUSTRIES INC
filed 2001-03-30
CIK 77864

                                   FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

[XX]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

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

     State the issuer's revenues for its most recent fiscal year:  $799,536.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of the stock as of March 29, 2001 was $498,326.

    ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes____ No____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares of common stock, $.10 par value, outstanding as of March 29, 2001 was 1,597,196.

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

      As of December 31, 2000, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 323 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 200 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, approximately 40 of its wells will be placed back in operation during the course of 2001, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 20-25 wells will temporarily not be operating at any given time as maintenance is required. Management is carefully examining whether to suspend production on certain wells to conserve available capital and assets.

      Virtually all of the Company's oil production comes from property characterized as stripper well property, meaning that the wells located thereon produced an average of 10 barrels or less per day. In 2000, Petrol's interests in oil wells and gas wells taken together with oil wells owned by the limited partnerships organized in connection with its 1979, 1983 and 1984 drilling programs had a gross production of 27,733 barrels of oil and 3,619 MCF of gas, and production, net to Petrol, of 21,594 barrels of oil and 3,619 MCF of gas.

      The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.); the higher the gravity, the higher the price. Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 2000, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $27.18 per barrel of oil and $3.18 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS.

      Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 2000 and 1999, approximately $208,629 and $105,033 were expended on such maintenance.

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

      There was no drilling activity in 2000 or 1999.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION.

      The Company's oil and gas production is sold to major oil companies and other purchasers that gather oil production by tank wagon in areas where pipelines are not available. EOTT Energy Operating Limited Partnership, formerly EOTT Energy ("EOTT") accounted for 85.1% of the Company's 2000 oil sales. More than half a dozen other customers account for the balance of the Company's sales. Petrol is not a party to any long-term supply contracts for oil and gas.

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

     c. RESERVES REPORTED TO OTHER AGENCIES. The Company did not file any estimates of oil and gas reserves with any federal authority or agency during 2000.

     d. PRODUCTION. For the years ended December 31, 1999 and 1998, the average sales price (including transfers) per unit of oil produced was $27.18 and $16.48, respectively, and the average production cost (lifting cost) per unit of production for oil was $18.92 and $13.47, respectively.

     e. PRODUCTIVE WELLS AND ACREAGE. As of December 31, 2000, the Company held the following productive wells and developed acres:

                                     Oil         Gas      Oil & Gas
                                     ---         ---      ---------
   (i)    Gross Productive Wells     323           8          18
   (ii)   Net Productive Wells       314           1.2        10.5
   (iii)  Gross Developed Acres    4,248       1,310         958
   (iv)   Net Developed Acres      2,403.8        66         179.5

     f. UNDEVELOPED ACREAGE. As of December 31, 2000, the Company held the following undeveloped acreage:

         (i)    Gross Acres                   121
         (ii)   Net Acres                      54

     g.  DRILLING ACTIVITY.  No drilling activity occurred in 2000 or 1999.

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

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS.

     Until June 8, 1992, trading in the Company's common stock was reported in the National Association of Securities Dealers' Automated Quotation system. Since June 9, 1992, the Company's common stock has been traded over-the-counter. Following are the high and low bids of its common stock as of January 1, 1999, on a quarterly basis. Prices are reported by the National Quotation Bureau, Inc. which may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                               HIGH BID            LOW BID
                               --------            -------
         1999

     1st Quarter                  1/8                1/8
     2nd Quarter                  1/8                1/16
     3rd Quarter                  3/16               1/16
     4th Quarter                  3/16               1/16

         2000

     1st Quarter                  7/16               1/16
     2nd Quarter                  3/4                3/16
     3rd Quarter                  5/8                1/8
     4th Quarter                  5/16               3/16

         2001

     1st Quarter thru March 22    3/16               3/16


     On March 23, 2001, there were 3,642 holders of record of its common stock.

     No dividends were declared or paid during 2000 or 1999 and the Company has no present intention to pay cash dividends in the foreseeable future.

     During the course of 2000, Joseph M. Rodano, President and Treasurer of Petrol, as well as a member of its Board of Directors, purchased a total of 2,000 shares Common stock, $.10 par value per share, of Petrol Industries, Inc. All of the shares purchased by Mr. Rodano were purchased with his personal funds in an open-market transaction.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

2000 COMPARED TO 1999

     (a) RESULTS OF OPERATIONS. The Company continues to endeavor a decrease in production for 2000, as overall production decreased 6.8% from 1999.
This decline in gross production is also accompanied by an increase in received oil prices. The average price of an equivalent barrel of oil received in 2000 was $27.18, up from $16.48 received on average for 1999.

     The decrease in production when associated with the increase in received oil prices resulted in a net loss to the Company of $34,768, or $.02 per share, on revenues of $799,536.

     The net income from operations (before other income/expense items) was $3,685 for 2000 as compared to a net loss of $150,495 for 1999, or a decrease in the loss from operations of 102.5% over the prior year's operations.
To continue operating profitability, the Company will depend on significant increases in overall production and this production must be aided by maintaining current received oil prices over the following twelve-month period, understanding that received oil prices are dependent on the results of world events outside the Company's control.

     (b) FINANCIAL CONDITION AND LIQUIDITY. The recurring losses from operations eroded the cash and cash equivalents of the Company, as the liquid assets were being used to fund current operations. Current liabilities continue to exceed current assets by $1,137,698 and stockholders' deficit was $1,055,014 for the year ended December 31, 2000. Management has continued to benefit from an above average price of an equivalent barrel of oil during the first quarter of 2001.

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

     Although the Company is not aware of any environmental matters that might have a material effect on the Company's financial condition at December 31, 2000, there is the possibility that expenditures could be required, or revised regulatory requirements could necessitate expenditures at certain sites. Such expenditures could have a material impact on the results of operations in a future period.

1999 COMPARED TO 1998

     (a) RESULTS OF OPERATIONS. Production declined 18.9% from 1998. The decline in production accompanied by an increase in oil prices, resulted in a net loss of $185,131, or $.12 per share, on revenues of $535,680. The Company's operating loss of $150,495 increased from last year's operating loss of $353,475.

     The average price of an equivalent barrel of oil received in 1999 was $16.48, up from $12.03 received on average in 1998.

     (b) FINANCIAL CONDITION AND LIQUIDITY. Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $1,030,487, the Company may lack sufficient capital reserves and liquid or liquidatable assets to permit continued operations.

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

                       Independent Auditors' Report


The Board of Directors and Stockholders
Petrol Industries, Inc. and Subsidiaries
Shreveport, Louisiana


We have audited the consolidated balance sheet of Petrol Industries, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinon on these consolidated financial statements based on our audit.

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


HEARD McELROY & VESTAL LLP

Shreveport, Louisiana
March 30, 2001

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheet

                             December 31, 2000

                       ASSETS
Current assets:
  Cash and cash equivalents                          $     50,725
  Accounts receivable:
    Trade                                                  52,401
    Other                                                   9,498
                                                       ----------
                                                           61,899

  Inventory                                                41,153
  Prepaid expenses                                          2,890
                                                       ----------
          Total current assets                            156,667
                                                       ----------
Property and equipment, at cost:
  Land                                                      7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                4,138,480
  Trucks and other operating equipment                    366,560
  Furniture and fixtures                                   33,133
                                                       ----------
                                                        4,545,173
  Less accumulated depreciation, depletion and
        amortization                                    4,463,596
                                                       ----------
                                                           81,577
                                                       ----------
Other assets                                                1,107
                                                       ----------
                                                     $    239,351
                                                       ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                   $     39,045
  Payable to interest owners                              328,473
  Payable to officer, net                                 832,252
  Note payble                                               2,000
  Accrued expenses                                         92,595
                                                       ----------
          Total current liabilities                     1,294,365
                                                       ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                   ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 2000 and 1999                               159,720
  Accumulated deficit                                  (1,214,734)
                                                       ----------
          Total stockholders' deficit                  (1,055,014)
                                                       ----------

                                                     $    239,351
                                                       ==========

See accompanying notes to consolidated financial statements.

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2000 and 1999


                                       2000             1999
                                       ----             ----
Revenues:
  Oil and gas sales               $     765,284         495,995
  Other operating income                 34,252          39,685
                                     ----------       ---------
                                        799,536         535,680
                                     ----------       ---------
Expenses:
  Lease operating expense               524,838         400,913
  Severance taxes                        27,190          12,784
  General and administrative            232,906         261,394
  Depreciation, depletion
   and amortization                      10,917          11,084
                                     ----------      ----------
                                        795,851         686,175
                                     ----------      ----------
          Operating income (loss)         3,685        (150,495)

Other income and (expense):
  Gain on sale of assets                 5,671           2,500
  Interest and dividend income           1,663             859
  Interest expense                     (45,787)        (37,995)
                                    ----------      ----------
                                       (38,453)        (34,636)
                                    ----------      ----------
          Loss before
           provision
           for income taxes            (34,768)       (185,131)
                                    ----------      ----------
Income tax                                 ---             ---

          Net loss               $     (34,768)       (185,131)
                                    ==========      ==========

Net loss per share               $       (0.02)          (0.12)
                                    ==========      ==========


See accompanying notes to consolidated financial statements.

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Deficit

                     Years ended December 31, 2000 and 1999

                                         2000           1999
                                         ----           ----
Preferred Stock                    $        ---            ---

Common stock:
  Balance at beginning of year          159,720        159,720
  Retirement of stock                       ---            ---
                                     ----------     ----------
  Balance at end of year                159,720        159,720
                                     ----------     ----------

Accumulated deficit
  Balance at beginning of year       (1,179,966)      (944,835)
  Net loss                              (34,768)      (185,131)
                                     ----------     ----------
  Balance at end of year             (1,214,734)    (1,179,966)
                                     ----------     ----------

     Total stockholder's deficit   $ (1,055,014)    (1,020,246)
                                     ==========     ==========








See accompanying notes to consolidated financial statements.

                  PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                   Years ended December 31, 2000 and 1999

                                                       2000        1999
                                                       ----        ----
Operating activities:
  Net loss                                         $  (34,768)    (185,131)
  Adjustments to reconcile net loss to cash
    Provided (used) by operating activities:
      Depreciation, depletion and                      10,917       11,084
        amortization
      Gain on sale of assets                           (5,671)      (2,500)
      (Increase) decrease in accounts receivable      (15,306)     (39,020)
      Increase in inventory                              (747)     (23,721)
      Increase (decrease) in prepaid expenses           3,183       (2,269)
      Increase (decrease) in accounts payable and
        accrued expenses                              (13,205)         997
      Increase in payable to officer, net             110,058      159,512
      Increase in payable to interest owners            7,367        7,938
                                                     --------     --------
        Net cash provided (used) by
         operating activities                          92,440      (73,110)
                                                     --------     --------

Investing activities:
  Capital expenditures                                (33,853)      (1,981)
  Proceeds from sale of property and
    equipment                                           6,000        2,500
        Net cash provided (used) by investing        --------     --------
         activities                                   (27,853)         519
                                                     --------     --------
Financing activities:
  Purchase and retirement of common stock                 ---          ---
  Proceeds from gross borrowings                          ---       50,000
  Repayments of gross borrowings                      (48,000)         ---
                                                     --------     --------
        Net cash provided (used) by
         financing activities                         (48,000)      50,000
                                                     --------     --------

Increase (decrease) in cash and cash equivalents       16,587      (22,591)
Cash and cash equivalents at beginning of year         34,138       56,729
                                                     --------     --------
Cash and cash equivalents at end of year           $   50,725       34,138
                                                     ========     ========

See accompanying notes to consolidated financial statements.

                  PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                         December 31, 2000 and 1999


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

    Income Taxes -- The Company follows the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES, which requires the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities are measured using the enacted tax rates that are assumed will still be in effect when the differences are expected to reverse. The effect on deferred taxes of a change in a tax rate is recognized in the statement of income for the period covering the enactment date.

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

(2) LIQUIDITY AND FINANCIAL CONDITION

    Due to the Company's previous losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $1,055,014, the Company could lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations.

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

(4) INCOME TAXES

    There was no income tax expense (benefit) reported for the years ended December 31, 2000 and 1999.

    The following table presents a reconciliation of the expected tax expense (benefit) using the statutory federal tax rates of 34% in 2000 and 1999, and the Company's actual tax benefit:

                                          2000         1999
                                          ----         ----
    Tax (benefit) at the statutory
      federal rate                     $ (11,821)     (62,945)
    Current year losses which
      Provided no tax benefit             11,821       57,616
    Other, net                                 0        5,329
                                        --------     --------
                                       $     ---          ---
                                        ========     ========

                                                               (Continued)

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

                                             2000         1999
                                             ----         ----
     Deferred tax assets:
       Net property and equipment,
         Principally due to
          differences in depreciation    $  28,000       22,000
       Accounts payable and accrued
         expenses                           52,000       52,000
       Tax net operating loss
         carryforward                      567,107      633,004
       Capital loss carryforward               ---          ---
       Statutory depletion
         carryforward                      457,792      343,000
                                        ----------   ----------
           Total gross deferred tax
            assets                       1,104,899    1,050,004
           Less valuation allowance     (1,104,899)  (1,050,004)
                                        ----------   ----------
           Net deferred tax assets     $       ---          ---
                                        ==========   ==========

     Due to the Company's history of net operating losses and the uncertainties that affect the ultimate realization of the above deferred tax amounts, the Company has recorded a 100% valuation allowance applicable to these deferred tax assets. The Company will periodically review the realizability of these assets and adjust the related valuation allowance as needed.

     The valuation allowance for deferred tax assets of approximately $1,104,899 at December 31, 2000, has increased approximately $4,895
     (the same as the decrease in certain deferred tax assets) from the amount determined at January 1, 2000. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

     The Company has federal tax net operating loss carryforwards of approximately $1,614,853, which expire between 2003 and 2011, which could be used to offset future federal taxable income. The Company has a statutory oil and gas depletion carryforward of approximately
     $1,180,241, which has no expiration date.

     There were no taxes paid in 2000 and 1999.

(5)  PAYABLE TO INTEREST OWNERS

     The Company has recorded as a payable totaling $328,473 to approximately 100 individual owners of royalty, working interests, and/or overriding royalty interest as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

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

     The Company is primarily involved in the production of oil, which is sold to approximately ten oil companies. The Company had sales to two major customers in 2000 and 1999 as follows:

                                   2000             1999
                                   ----             ----

         Customer 1           $   45,000           28,000
         Customer 2              651,000          457,000
                                 -------          -------
                              $  696,000          485,000
                                 =======          =======
(7)  NET LOSS PER SHARE

     Net loss per share of common stock was computed on the weighted average number of shares outstanding of 1,597,196 for 2000 and 1999, respectively.

(8)  AFFILIATED PARTNERSHIPS

     The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note 9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

     Indebtedness to partnerships for their portion of undistributed net revenue was approximately $15,221 at December 31, 2000, and is included in accounts payable.

(9)  OTHER OPERATING INCOME

     Other operating income for the years ended December 31, 2000 and 1999, consists of the following:


                                       2000         1999
                                       ----         ----
     Affiliated partnerships'
       Operations and
        Administration fee         $  10,976        9,484
     Other                            23,276       15,616
                                     -------      -------
                                   $  34,252       25,100
                                     =======      =======

                                                                 (Continued)

                             PETROL INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements


(10) RELATED PARTY TRANSACTIONS.

     Payable to officer, net, consists of the following:

                                        2000        1999
                                        ----        ----
     Accrued salary plus interest    $  832,252     722,194
     Note payable to Company plus
      interest                              ---         ---
     Advances                               ---         ---
                                       --------    --------
                                     $  832,252     722,194
                                       ========    ========

    Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 2000 and 1999 were $41,555 and $34,508, respectively. The note payable represented a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bared interest at an annual rate of one-quarter of a percent in excess of prime rate of Citibank, N.A. Interest expense charged to operations was $2,536 during 1998. Advances are non-interest bearing. At December 31, 1998, the Company netted the note payable to the Company from the officer and the advances from the officer against the amount, which the Company owed the officer in accrued salary and interest.

(11) CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12) NOTE PAYABLE

     The Company has obtained a note payable from an individual for an amount not to exceed $100,000, currently $2,000 as of December 31, 2000. The note bears interest at 10.75% and is due and payable including any unpaid interest and principal, on May 1, 2001. The note is secured by a multiple obligations mortgage on mineral rights either currently owned or hereinafter acquired by the Company.

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

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                      Supplemental Oil and Gas Information
                                   (unaudited)


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES-Schedule 4

Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $26.38 per barrel for oil at December 31, 2000) to estimated quantities of proved developed reserves as of each year end. Oil prices have increased slightly in early 2000 from year-end levels. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year-end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

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

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 2000 and 1999.

                                                                 Schedule 1

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                      Capital Costs Relating to Oil and Gas
                              Producing Activities

                           December 31, 2000 and 1999
                                   (unaudited)

                                            2000           1999
                                            ----           ----
Proved properties                      $ 4,138,480      4,141,705
Other                                      366,560        367,984
                                         ---------      ---------
                                         4,505,040      4,509,689
Accumulated depreciation, depletion
  and amortization                       4,433,254      4,460,959
                                         ---------      ---------
Net capitalized costs                  $    71,786         48,730
                                         =========      =========

Note: Included in capitalized costs at December 31, 2000 and 1999, is $746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.

                                                               Schedule 2

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration, and Development Activities

                     Years ended December 31, 2000 and 1999
                                   (unaudited)



                                     2000             1999
                                     ----             ----


Developmental costs              $       0            3,990
                                    ======           ======

                                                                  Schedule 3

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                           Estimated Net Quantities of
                      Proved Developed Oil and Gas Reserves

                     Years ended December 31, 2000 and 1999
                                   (unaudited)

                                            2000            1999
                                           Barrels         Barrels
                                           of Oil          of Oil
                                           -------         -------
Proved developed reserves:
  Beginning of year                        177,056         206,825
  Production                               (27,733)        (29,769)
  Sales of minerals in place                (4,695)            ---
  Revisions, extensions and discoveries        ---             ---
                                          --------        --------
End of year                                144,628         177,056
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

                                                                Schedule 4

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Standardized Measure of Discounted Future Net Cash
                 Flows Relating to Proved Oil and Gas Quantities

                     Years ended December 31, 2000 and 1999
                                   (unaudited)


                                            2000              1999
                                            ----              ----
                                                (in thousands)
Future cash inflows                     $  3,931             4,007
Future production and development
  cost                                    (2,736)           (2,385)
Future income tax (expense)
  benefit                                    ---               ---
                                          ------            ------
Future net cash flows (deficit)            1,195             1,622
10% annual discount for estimated
  timing of cash flows (deficit)            (249)              444
                                          ------            ------
Standardized measure of discounted
  future net cash flows (deficit)       $    946             1,178
                                          ======            ======

Principal sources of change in the standardized measure of discounted future net cash flows for the years shown:

                                           2000              1999
                                           ----              ----
                                               (in thousands)
Net changes in prices and production
  cost, including excise taxes           $  (141)            2.020
Sales and transfers of oil and gas
  produced, net of production costs         (240)              (95)
Net change due to revisions,
  extensions, and discoveries                ---               ---
Net change due to purchase (sales) of
  minerals-in-place                           (5)              ---
Development cost incurred during the
  period                                     ---                 9
Accretion of discount                        118               (58)
 Change in production rates (timing)
  and other                                   36              (114)
                                           -----             -----
                                         $  (232)            1,762
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

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  The Directors of Petrol are as follows:

                         Position with the Company
                          And Business Experience       Director
Name                Age   During Past Five Years         Since
----                ---  -------------------------      --------

Joseph M. Rodano    64   Chairman of the Board of         1972
                         Directors, President and
                         Chief Executive Officer of
                         Petrol since 1972; Treasurer
                         of Petrol since 1980; Assistant
                         Secretary since March, 1996.

Robert M. Bontempi  69   Director, Retired;  Bond         1972
                         Salesman, Thomson McKinnon
                         Securities, 1983-1988.

Arlys C. Milan      46   Vice President of Petrol since   1994
                         1990; Office Manager for more
                         than 4 years prior thereto;
                         Elected to Board of Directors
                         in August, 1994; Secretary since
                         March, 1996.

     All Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualify.

    (b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                                Position with the Company and Business
Name                    Age     Experience During Past Five Years
----                    ---     --------------------------------------
Joseph M. Rodano         64     See "Directors" above.

Arlys C. Milan           46     See "Directors" above.

Jimmy S. Foster          57     Vice President of Petrol since
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

     The Company has no standing audit, nominating or compensation committees, or committees performing similar functions. The Board of Directors met once in 2000.


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

                           SUMMARY COMPENSATION TABLE

                                                                  Long-Term Compensation
                                Annual Compensation                  Awards     Payouts
                   ------------------------------------------  -------------------------------
Name and                                                       Restricted                        All Other
Principal                                      Other Annual      Stock     Options/    LTIP     Compensation Other
Position           Year  Salary($)  Bonus($)  Compensation($)  Awards($)    SARs(#)   Payouts       ($)
---------          ---   ---------  --------  ---------------  ---------   --------   -------   ------------
Joseph M. Rodano,  1999   125,000     -            -              -           -           -        -
President, Chief   2000    68,502     -            -              -           -           -        -
Executive Officer,
and Chairman of
the Board

Stock Option Grants

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 2000 and 1999 to Mr. Rodano.

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

Not Applicable


STOCK OPTION EXERCISES

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 200 or 1999 and did not have any unexercised options at the fiscal year-end.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                    Value of Unexercised
                                      Number of Exercised             In-the-Money
         Shares                          Option/SARs at              Option/SARs at
        Acquired                            FY-End(#)                  FY-End($)
           On           Value       ---------------------------   ---------------------------
Name   Exercise (#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----   ------------   -----------   -----------   -------------   -----------   -------------

Not Applicable


LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

     There were no awards made in the fiscal year ended December 31, 2000 and 1999 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

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

     Non-management directors were paid an annual fee of $800 in 1995, with the remainder of the fees being accrued. Fees were accrued in 1996, but none were accrued in 1997, 1998, 1999 or 2000.

     There are no retirement, resignation or termination arrangements with executive officers due to change in control of the Company, or for any other reason.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      (a) The following table sets forth, as of March 30, 2001, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

       Name of           Amount and Nature        Percent
    Beneficial Owner   of Beneficial Ownership   of Class
    ---------------    -----------------------   --------
    Joseph M. Rodano      556,325 (direct)         35.0%

     (b) The following table sets forth, as of March 30, 2001, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the two next most highly compensated officers, and by all directors and officers as a group:

Name of                Amount and Nature        Percent
Beneficial Owner     of Beneficial Ownership    of Class
---------------      -----------------------    --------
Joseph M. Rodano         556,325 (direct)        35.0%

Robert M. Bontempi             0                  0.0%

Arlys C. Milan                 0                  0.0%

Jimmy S. Foster                0                  0.0%

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

              22   Subsidiaries of the Company (Filed as
                   Exhibit 22 to Registrant's 1981 Annual
                   Report on Form 10-K and incorporated
                   herein by reference).

              (b)  Reports on Form 8-K

                   None filed during the last quarter of
                   2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PETROL INDUSTRIES, INC.


                                             s/Joseph M. Rodano
March  30 , 2001                    By: ____________________________
                                              Joseph M. Rodano
                                         President and Treasurer



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.



                                     s/Joseph M. Rodano
March  30 , 2001               ___________________________
                               Joseph M. Rodano - Director

                                     s/Robert Bontempi
March  30 , 2001               ___________________________
                               Robert Bontempi - Director

                                     s/Arlys C. Milan
March  30 , 2001               ____________________________
                                Arlys C. Milan - Director