Form 10QSB
period 2001-03-31
PETROL INDUSTRIES INC
filed 2001-05-10
CIK 77864

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden House Per Response:  1.0

(Mark One)

xx Quarterly reports under Section 13 or 15(d) of the Securities Act of
   1934

For the quarterly period ended:	March 31, 2001

__ Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number:			0-3912

                     Petrol Industries, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

        Nevada                                          75-1282449
(State or Other Jurisdiction of 			         (IRS Employer Identification No.)
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

     Yes ____  No ____

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    1,597,196







                          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     PETROL INDUSTRIES, INC. & SUBSIDIARIES

                          Consolidated Balance Sheets

                                                     March 31,    December 31,
             Assets                                    2001          2000
             ------                                  ---------    ------------

                                                    (unaudited)
Current assets:
  Cash and cash equivalents                       $    43,149          50,725
  Accounts receivable:
    Trade                                              44,107          52,401
    Other                                               9,498           9,498
                                                   ----------      ----------
                                                       53,605          61,899

  Inventory                                            24,780          41,153
  Prepaid expenses                                     10,421           2,890
                                                   ----------      ----------
    Total current assets                              131,955         156,667
                                                   ----------      ----------
Property and equipment, at cost:
  Land                                                  7,000           7,000
  Developed and undeveloped oil and gas
   properties-successful efforts method             4,142,957       4,138,480
  Trucks and other operating equipment                357,986         366,560
  Furniture and fixtures                               33,347          33,133
                                                   ----------      ----------
                                                    4,541,290       4,545,173
  Less accumulated depreciation, depletion
   and amortization                                 4,457,298       4,463,596
                                                   ----------      ----------
                                                       83,992          81,577
                                                   ----------      ----------
Other assets                                            1,107           1,107
                                                   ----------      ----------
                                                  $   217,054         239,351
                                                   ==========      ==========
          Liabilities and Stockholders' Deficit
          -------------------------------------
Current liabilities:
  Accounts payable                                $    35,150          39,045
  Payable to interest owners                          330,934         328,473
  Payable to officer, net                             845,804         832,252
  Note payable                                          2,000           2,000
  Accrued expenses                                     96,773          92,595
                                                   ----------      ----------
          Total current liabilities                 1,310,661       1,294,365
                                                   ----------      ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding               ---             ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 2001 and 2000                                  159,720         159,720
  Accumulated deficit                              (1,253,327)     (1,214,734)
                                                   ----------      ----------
          Total stockholders' deficit              (1,093,607)     (1,055,014)
                                                   ----------      ----------
                                                  $   217,054         239,351
                                                   ==========      ==========


                     PETROL INDUSTRIES, INC. & SUBSIDIARIES

                     Consolidated Statements of Operations

                   Three months ended March 31, 2001 and 2000
                                    (unaudited)


                                                       2001            2000
                                                       ----            ----

Revenues:
  Oil and gas sales                                $  139,575         204,964
  Other operating income                                8,758           9,744
                                                    ---------       ---------
                                                      148,333         214,708
                                                    ---------       ---------
Expenses:
  Lease operating expense                             129,511         124,479
  General and administrative                           44,342          68,491
  Depreciation, depletion and amortization              2,775           1,666
                                                    ---------       ---------
                                                      176,628         194,636
                                                    ---------       ---------

           Operating income/(loss)                    (28,295)         20,072
                                                    ---------       ---------
Other income and (expense):
  Gain on sale of assets                                   40             ---
  Interest income                                         267             187
  Interest expense                                    (10,605)        (11,082)
                                                    ---------       ---------
                                                      (10,298)        (10,895)
                                                    ---------       ---------

           Net income/(loss)                       $  (38,593)          9,177
                                                    =========       =========

Net income/(loss) per share                              (.03)            .01
                                                    =========       =========

Average common shares outstanding                   1,597,196       1,597,196
                                                    =========       =========






















                       PETROL INDUSTRIES, INC. & SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                     Three months ended March 31, 2001 and 2000
                                    (unaudited)


                                                          2001       2000
                                                          ----       ----
Operating activities:
  Net income/(loss)                                    $ (38,593)     9,177
  Adjustments to reconcile net income/(loss) to net
    cash provided (used) by operating activities:
      Depreciation, depletion and amortization             2,775      1,666
      Gain on sale of assets                                  40        ---
      Losses on retirements of property and
        equipment included in lease operating expenses       ---        494
      Changes in assets and liabilities:
        Decrease in accounts receivable                    8,294      3,214
        (Increase) decrease in inventory                  16,373     (4,408)
        Increase in prepaid expenses                      (7,531)    (8,048)
        Increase in accounts payable and
          accrued expenses                                   283      3,613
        Increase in payable to officer, net               13,552     41,008
        Increase in payable to interest owners             2,461      2,062
                                                        --------    -------
          Net cash (used) provided by operating
            activities                                    (2,426)    48,778

Investing activities:
  Capital expenditures                                    (5,190)       ---
  Proceeds from sale of property and equipment                40        ---
                                                        --------    -------
          Net cash used by investing activities           (5,150)       ---

Financing activities:
  Purchase and retirement of common stock                    ---        ---
  Proceeds from gross borrowings                             ---        ---
                                                        --------    -------
          Net cash provided by financing activities          ---        ---


Increase (decrease) in cash and cash equivalents          (7,576)    48,778
Cash and cash equivalents at beginning of period          50,725     34,138
                                                        --------    -------

Cash and cash equivalents at end of period             $  43,149     82,916
                                                        ========    =======

















                     PETROL INDUSTRIES, INC. & SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficit

                   Three months ended March 31, 2001 and 2000
                                      (unaudited)


                                                       2001           2000
                                                       ----           ----

Stockholders' deficit at January 1               $ (1,055,014)    (1,020,246)

  Net income/(loss) for three-month period            (38,593)         9,177
                                                   ----------     ----------

Stockholders' deficit at March 31                $ (1,093,607)    (1,011,069)
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

   Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 2000 Annual Report on Form 10-KSB.

2.	The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 2001 or 2000.

3.	Net income per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March 31.
   Totaling the number of shares outstanding at the end of each month and dividing that total by the number of months determined the weighted average number of shares outstanding.

                                                Total Number of
                                              Shares Outstanding
                                              2001          2000
                                              ----          ----
   January 31                               1,597,196     1,597,196
   February 28                              1,597,196     1,597,196
   March 31                                 1,597,196     1,597,196

4.	The expected tax benefit resulting from operating losses for the first three months of 2001 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2001.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     With a decrease of approximately 23.3% in production caused principally by serious inclement weather conditions that prevailed during most of the period, oil and gas sales revenues decreased significantly during the first quarter of 2001, as compared to the 2000 period. The Company sustained a net loss of $38,593, or ($.03) per share compared to a net income of $9,177, or $.01 per share, in the 2000 period.

     The Company realized an operating loss of $28,295 in the first quarter of 2001, compared to an operating income of $20,072 in the first quarter of 2000. Oil prices averaged $25.80 per barrel during the first quarter of 2001, compared to an average of $25.72 per barrel in the 2000 period.

     The Company had cash and cash equivalents at March 31, 2001, of $43,149, compared to $50,725 at the end of the 2000 fiscal year. Management estimates that it owes $330,934 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.




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





Dated:  May 10, 2001



                                PETROL INDUSTRIES, INC.

                                            S/Joseph M. Rodano
                                By:_____________________________________
                                             Joseph M. Rodano
                                         President and Treasurer