Form 10QSB
period 2001-06-30
PETROL INDUSTRIES INC
filed 2001-08-15
CIK 77864

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  2049

                         FORM 10-QSB

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended:	June 30, 2001

[  ] Transition report under Section 13 or 15(d) of the Exchange
     Act

For the transition period from ___________ to __________

Commission File number:		0-3912

                     PETROL INDUSTRIES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA		             75-1282449
(State or Other Jurisdiction of     (IRS Employer Identification
 Incorporation of Organization)              Number)


     202 N. THOMAS, SUITE 4          SHREVEPORT, LA  71107-6539
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

	Yes  [xx]    No ____

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

	Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

	Yes ____   No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,597,196



                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        PETROL INDUSTRIES, INC. & SUBSIDIARIES
                              Consolidated Balance Sheets

                                                           June 30,       December 31,
                                                             2001             2000
                        				   --------       ------------
                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents	                       $    22,821  	        50,725
  Accounts receivable:
    Trade		                                    49,372 	        52,401
    Other		                                     9,498 	         9,498
                                                        ----------          ----------
		                                            58,870    	        61,899

Inventory		                                    28,856              41,153
Prepaid expenses		                            12,948 		 2,890
                                                        ----------          ----------
          Total current assets		                   123,495  	       156,667
                                                        ----------          ----------
Property and equipment, at cost:
  Land		                                             7,000               7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method		 4,129,943           4,138,480
  Trucks and other operating equipment		           357,986 	       366,560
  Furniture and fixtures	 	                    33,347 	        33,133
                                                        ----------          ----------
 	                                                 4,528,276 	     4,545,173
  Less accumulated depreciation, depletion and
    amortization		                         4,446,341 	     4,463,596
                                                        ----------          ----------
	                                                    81,935 	        81,577
                                                        ----------          ----------

Other assets		                                     1,107 	         1,107
                                                        ----------          ----------

	                                               $   206,537 	       239,351
                                                        ==========          ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current liabilities:
  Accounts payable	                               $    38,315 	        39,045
  Payable to interest owners		                   333,213 	       328,473
  Payable to officer, net		                   859,078 	       832,252
  Note payable		                                     2,000 	         2,000
  Accrued expenses		                            97,900 	        92,595
                                                        ----------          ----------
          Total current liabilities		         1,330,506 	     1,294,365
                                                        ----------          ----------

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding		       ---	           ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 2001 and 2000		                           159,720 	       159,720
  Accumulated deficit		                        (1,283,689)	    (1,214,734)
                                                        ----------          ----------
          Total stockholders' deficit		        (1,123,969)	    (1,055,014)
                                                        ----------          ----------

	                                       	       $   206,537 	       239,351
                                                        ==========          ==========





                                 PETROL INDUSTRIES, INC.

                          Consolidated Statements of Operations
                                      (unaudited)




                                       Quarter Ended                        Year Ended
                                          June 30,                           June 30,
                                    --------------------                -------------------
                                    2001            2000                2001           2000
                                    ----            ----                ----           ----
Revenues:
  Oil and gas sales	       $  147,986          167,609            287,560 	      372,573
  Other operating income	    7,722            7,263 	       16,480 	       17,007
                                ---------        ---------          ---------       ---------
                    		  155,708 	   174,872            304,040 	      389,580
                                ---------        ---------          ---------       ---------
Expenses:
  Lease operating expense         130,089          121,093            259,601         245,572
  General and administrative       47,046           76,753             91,386         145,245
  Depreciation, depletion
    and amortization		    2,775            1,740              5,550           3,406
                                ---------        ---------          ---------       ---------
                    		  179,910          199,586            356,537         394,223
                                ---------        ---------          ---------       ---------

          Operating loss       $  (24,202)         (24,714)           (52,497)         (4,643)
                                ---------        ---------          ---------       ---------

Other income and (expense):
  Gain on sale of assets	    4,000            1,000 	        4,040 	        1,000
  Interest income		      168              463 	          435             650
  Interest expense		  (10,327)         (11,697)           (20,933)        (22,779)
                                ---------        ---------          ---------       ---------
		                   (6,159)         (10,234)           (16,458)        (21,129)
                                ---------        ---------          ---------       ---------

          Net loss	       $  (30,361)         (34,948)           (68,955)        (25,772)
                                =========        =========          =========       =========

Net loss per share	       $    (0.02)	     (0.03)	        (0.04)	         (.02)
                                =========        =========          =========       =========

Average common shares
  outstanding		        1,597,196        1,597,196 	    1,597,196       1,597,196
                                =========        =========          =========       =========




                                   PETROL INDUSTRIES, INC.

                            Consolidated Statements of Cash Flows

                           Six months ended June 30, 2001 and 2000
                                          (unaudited)


                                                                 2001             2000
                                                                 ----             ----
Operating activities:
  Net loss	                                              $ (68,955)	(25,772)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization		          5,550		  3,406
      Gain on sale of assets		                         (4,040)	 (1,000)
      Losses on retirements of property and equipment
        included in lease operating expenses		            ---		    493
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable	  	  3,029		(10,319)
       Decrease (increase) in inventory		                 12,297		 (1,037)
       Increase in prepaid expenses		                (10,058)	 (6,761)
       Increase in accounts payable and accrued expenses	  4,575		  6,471
       Increase in payable to officer, net		         26,826		 82,631
       Increase in payable to interest owners		          4,740		  3,655
                                                               --------        --------
         Net cash (used) provided by operating activities	(26,036)	 51,767

Investing activities:
  Capital expenditures	 	                                 (5,908)	(13,700)
  Proceeds from sale of property and equipment		          4,040		  1,000
                                                               --------        --------
         Net cash used by investing activities	 	         (1,868)	(12,700)

Increase (decrease) in cash and cash equivalents		(27,904)	 39,067
Cash and cash equivalents at beginning of period		 50,725 	 34,138
                                                               --------        --------

Cash and cash equivalents at end of period	              $  22,821 	 73,205
                                                               ========        ========







                           PETROL INDUSTRIES, INC.

        Consolidated Statements of Changes in Stockholders' Deficit

                   Six months ended June 30, 2001 and 2000
                                 (unaudited)



                                             2001          2000
                                             ----          ----

Stockholder's deficit at January 1	$ (1,055,014)	(1,020,246)

   Net loss for the six month period	     (68,955)	   (25,772)
                                          ----------    ----------

Stockholder's deficit at June 30	$ (1,123,969)	(1,046,018)
                                          ==========    ==========










                            PETROL INDUSTRIES, INC.

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

                                             Total Number of
                                           Shares Outstanding
                                           2000          2001
                                           ----          ----
	January 31                       1,597,196    1,597,196
	February 28                      1,597,196    1,597,196
	March 31                         1,597,196    1,597,196
	April 30                         1,597,196    1,597,196
	May 31                           1,597,196    1,597,196
	June 30                          1,597,196    1,597,196

4. The expected tax benefit resulting from operating losses for the first six months of 2001 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Oil and gas sales revenues decreased approximately 11.7% in the second quarter of 2001, compared to the second quarter of 2000, the result being an approximate 10.7% decrease in production. The Company's net loss for the period decreased to $30,361, or ($.02) pr share compared to $34,948 in the 2000 period, or ($.03) per share.

     The Company sustained an operating loss of $24,202 in the second quarter of 2001, compared to an operating loss of $24,714 in the prior year's second quarter. For the six month period ending June 30, 2001, the Company's net loss increased approximately 167.6% to $68,955 from the $25,772 net loss in the prior year's period caused principally by serious inclement weather conditions that prevailed during the first quarter.

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

     Oil prices averaged $23.94 per barrel during the second quarter of 2001, compared to an average of $25.45 per barrel in the 2000 period. For the six-month period, oil prices averaged $24.87 per barrel in 2001 compared to $25.60 in 2000.

     The Company had cash and cash equivalents at June 30, 2001, of $22,821, compared to $50,725 at the end of the 2000 fiscal year.
Management estimates that it owes $333,213 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.


                       PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SEUCURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    SIGNATURE


	Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 2001

				PETROL INDUSTRIES, INC.


                                         Joseph M. Rodano
				By:_________________________________
				   Joseph M. Rodano
				   President and Treasurer