Form 10QSB
period 2001-09-30
PETROL INDUSTRIES INC
filed 2001-11-14
CIK 77864

               U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended:   September 30, 2001

[  ] Transition report under Section 13 or 15(d) of the Exchange Act.

     For the transition period from __________ to __________

     Commission file number:       0-3912

                          PETROL INDUSTRIES, INC.
     (Exact Name of Small Business Issuer as Specified in its Charter)

       NEVADA                                      75-1282449
(State or Other Jurisdiction of           (IRS Employer Identification No.)
 Incorporation or Organization)

 202 N. THOMAS, SUITE 4, SHREVEPORT, LA             71107-6539
 (Address of Principal Executive Office)            (Zip Code)

Registrant's Telephone Number, Including Area Code:  (318) 424-6396

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [xx]     No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

	Yes [  ]	   No [  ]

     Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practical date:    1,597,196

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       PETROL INDUSTRIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                             September 30,    December 31,
                                                 2001            2000
                                             -------------    ------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents                  $    22,045           50,725

  Accounts receivable:
    Trade		                                       34,813        		 52,401
    Other		                                        9,498            9,498
                                              ----------       ----------
                                        		        44,311         	 61,899

Inventory	                                        32,648        		 41,153
Prepaid expenses	                                 13,868        		  2,890
                                              ----------       ----------
          Total current assets		                 112,872        		156,667
                                              ----------       ----------
Property and equipment, at cost:
  Land		                                           7,000        		  7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method	      4,130,365    	   4,138,480
  Trucks and other operating equipment           358,273    	     366,560
  Furniture and fixtures	 	                       33,347           33,133
                                              ----------       ----------
                                               4,528,985    	   4,545,173
  Less accumulated depreciation, depletion
    and amortization                           4,447,293        4,463,596
                                              ----------       ----------
                                           		     81,692    	      81,577
       			                                    ----------       ----------

Other assets                                       1,107 		         1,107			  				                ----------      ----------
                                              ----------       ----------

                                             $   195,671          239,351
                                              ==========       ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current liabilities:
  Accounts payable                           $    51,071           39,045
  Payable to interest owners	                    334,803        		328,473
  Payable to officer, net		                      872,964        		832,252
  Note payable		                                  20,500	           2,000
  Accrued expenses		                             101,598    	      92,595
						                                        ----------       ----------
      Total current liabilities                1,380,936        1,294,365
                                              ----------       ----------

Stockholders' deficit:
  Preferred stock-no par value. Authorized
    1,000,000 shares; no shares issued or
    outstanding                                      ---             ---
  Common stock-$.10 par value. Authorized
    10,000,000 shares; issued and outstanding
    1,597,196 shares in 2001 and 2000	           159,720       		159,720
  Accumulated deficit                         (1,344,985)     (1,214,734)
                                              ----------      ----------
          Total stockholders' deficit	        (1,185,265)     (1,055,014)										 ----------      ----------
                                              ----------      ----------

                                    									$   195,671         239,351
 									                                    ==========      ==========


                           PETROL INDUSTRIES, INC.

                    Consolidated Statements of Operations
                                (unaudited)

                                   Quarter Ended            Year Ended
                                   September 30,           September 30,
                               --------------------    --------------------
                                  2001       2000         2001       2000
                               ---------  ---------    ---------  ---------
Revenues:
  Oil and gas sales         	$  123,461    206,530     411,021    579,103
  Other operating income   		     7,070      6,430      23,550     23,437
                              ---------  ---------   ---------  ---------
                                130,531    212,960     434,571    602,540
                              ---------  ---------   ---------  ---------
Expenses:
  Lease operating expense	      140,692    144,803     400,293    390,375
  General and administrative	    39,127     43,899     130,513    189,144
  Depreciation, depletion
    and amortization		            2,775      1,740 	     8,325      5,146
                              ---------  ---------   ---------  ---------
                                182,594    190,442     539,131    584,665
                              ---------  ---------   ---------  ---------

    Operating loss        	 	$  (52,063)    22,518    (104,560)    17,875
                              ---------  ---------   ---------  ---------

Other income and (expense):
  Gain on sale of assets	        	1,700        ---       5,740 	    1,000
  Interest income		                  26        563         461      1,213
  Interest expense		            (10,959)   (11,925)    (31,892)   (34,704)
                              ---------  ---------   ---------  ---------
                                 (9,233)   (11,362)    (25,691)   (32,491)
  	                           ---------  ---------   ---------  ---------

          Net loss	          $  (61,296)    11,156    (130,251)   (14,616)
                              =========  =========   =========  =========

Net loss per share	          $    (0.04)      0.01       (0.09)      (.01)
 	                            =========  =========   =========  =========

Average common shares
  outstanding               	 1,597,196  1,597,196   1,597,196 	1,597,196
                              =========  =========   =========  =========


                             PETROL INDUSTRIES, INC.

                        Consolidated Statements of Cash Flows

                    Nine months ended September 30, 2001 and 2000
                                  (unaudited)


                                                        2001       2000
                                                        ----       ----
Operating activities:
  Net loss                                          $ (130,251)  	(14,616)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization       		  8,325      5,146
      Gain on sale of assets		                          (5,740) 	  (1,000)
      Losses on retirements of property and
        equipment included in lease operating
        expenses  		                                       ---	       495
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable       17,588     (5,993)
       Decrease (increase) in inventory	              	  8,505       (682)
       Increase in prepaid expenses                   	(10,978)    (4,621)
       Increase in accounts payable and
         accrued expenses                         	     21,029      2,394
       Increase in payable to officer, net	             40,712     96,319
       Increase in payable to interest owners		          6,330        263
                                                      --------   --------
         Net cash (used) provided by operating
           activities                                 	(44,480)    77,705

Investing activities:
  Capital expenditures                                	 (8,440)   (20,000)
  Proceeds from sale of property and equipment	   	      5,740      1,000
                                                      --------   --------
         Net cash used by investing activities	         (2,700)   (19,000)

Financing activities:
  Proceeds from gross borrowings                        18,500        ---
  Payments on gross borrowings                             ---    (20,000)
                                                      --------   --------
         Net cash provided (used) by financing
           activities                                   18,500    (20,000)



Increase (decrease) in cash and cash equivalents     		(28,680)    38,705
Cash and cash equivalents at beginning of period	   	   50,725	    34,138
                                                      --------   --------

Cash and cash equivalents at end of period           $	 22,045   	 72,843
                                                      ========   ========


                        PETROL INDUSTRIES, INC.

         Consolidated Statements of Changes in Stockholders' Deficit

               Nine months ended September 30, 2001 and 2000
                                 (unaudited)





                                                2001           2000
                                                ----           ----

Stockholder's deficit at January 1         $ (1,055,014)    (1,020,246)

   Net loss for the nine-month period          (130,251)       (14,616)
                                             ----------     ----------

Stockholder's deficit at September 30      $ (1,185,265)    (1,034,862)
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


                                     	Total Number of
                                      Shares Outstanding
                                      ------------------
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

4. The expected tax benefit resulting from operating losses for the first nine months of 2001 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001.

5. The Company has entered into a loan agreement with a stockholder of the corporation in which it has the ability to borrow an amount in the aggregate not to exceed $98,000, including any amounts advanced prior to the execution of said agreement. Borrowings under this note will bear interest at 10.75% and funds borrowed may be used to fund the operations of the Company. Payment of all accrued and unpaid interest and all unpaid principal is due May 1, 2003. Until such date, the Company will, on a quarterly basis, pay only the accrued unpaid interest on the note on the 10th day of the month for the preceding calendar quarter or portion thereof; such payments will be due January 10, April 10, July 10 and October 10. The Company has the right under the note agreement to make principal payments at any time before they are due without incurring any prepayment penalties. In addition to the protections given under this agreement, a mortgage on certain real property owned by the Company is pledged as security on said agreement. Gross borrowings under the agreement as of September 30, 2001, was $18,500.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Oil and gas sales revenues decreased approximately 40.3% in the third quarter of 2001, compared to the third quarter of 2000, the result being an approximate 29.7% decrease in production. The Company suffered a net loss for the period of $61,296 or ($.04) per share, compared to a net income of $11,156 in the 2000 period, or $.01 per share.

     The Company sustained an operating loss of $52,063 in the third quarter of 2001, compared to an operating income of $22,518 in the prior year's third quarter. For the nine-month period ending September 30, 2001, the Company's net loss increased approximately 791.2% to $130,251 from the $14,616 net loss in the prior year's period caused principally by serious inclement weather conditions that prevailed during the first quarter, which reduced the Company's overall production by 21.5%.

     Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

     Oil prices averaged $23.48 per barrel during the third quarter of 2001, compared to an average of $28.69 per barrel in the 2000 period. For the nine-month period, oil prices averaged $24.46 per barrel in 2001 compared to $26.63 in 2000.

     The Company had cash and cash equivalents at September 30, 2001, of $22,045, compared to $50,725 at the end of the 2000 fiscal year. Management estimates that it owes $334,803 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

     In July, 2001, Joseph M. Rodano, President and Treasurer of Petrol Industries, Inc., as well as a member of its Board of Directors, purchased a total of 20,000 Shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. The purchase was made in an open-market transaction, and all of the shares purchased by Mr. Rodano were purchased with his personal funds. As of September 30, 2001, Mr. Rodano owns an aggregate of 576,325 Shares, comprising approximately 36% of the outstanding shares.



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



Date:  November 14, 2001



                                           PETROL INDUSTRIES, INC.

                                                  s/Joseph M. Rodano
                                           By:_____________________________
                                              Joseph M. Rodano
                                              President and Treasurer