Form 10KSB
period 2001-12-31
PETROL INDUSTRIES INC
filed 2002-04-02
CIK 77864

                                FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark One)

[XX]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF
      1934  [FEE REQUIRED]

               For the fiscal year ended December 31, 2001

                                   OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
      ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to
____________________

Commission File Number:       0-3912

                       PETROL INDUSTRIES, INC.
          (Exact Name of Registrant as Specified in its Charter)

              Nevada                                    75-1282449
   (State or Other Jurisdiction of
    Incorporation of Organization)        (IRS Employer
Identification No.)

202 N. Thomas, Suite 4, Shreveport, LA                    71107-
6539
(Address of Principal Executive Offices)                  (Zip
Code)

Registrant's telephone number, including area code:       (318)
424-6396

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class          Name of Each Exchange on Which
Registered
-------------------          -------------------------------------
----
                      None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

Check mark whether the issuer: (1) has filed all reports required to be filed
by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for
such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past
90 days.
           Yes:  X      No:_____

Check if there is no disclosure of delinquent filers in response to Item 405
of Regulation S-B is not contained herein, and will not be
contained to the
best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [X]

State the issuer's revenues for its most recent fiscal year:
$547,609.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of the stock as of March 28, 2002 was $375,341.

    ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST
FIVE YEARS

Check whether the issuer has filed all documents and reports required to be
filed by Section 12, 13 or 15(d) of the Exchange Act after
distribution of
securities under a plan confirmed by a court.            Yes____
No____

              APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock, $.10 par value, outstanding as of March
29, 2002 was 1,597,196.

Transitional Small Business Disclosure Format:  Yes_____ No    X

                DOCUMENTS INCORPORATED BY REFERENCE:
                              None
                        Page 1 or 33 Pages
                      Index Appears at Page 9

                                     PART I

ITEM 1.   BUSINESS.

GENERAL DESCRIPTION.

     Petrol Industries, Inc. ("Petrol" or the "Company") was organized under the laws of the State of Nevada in 1968 as a wholly owned subsidiary of
Sovereign Industries, Inc. In 1970, Sovereign Industries, Inc. distributed a substantial portion of Petrol's common stock to its stockholders. Since the dates of their respective organizations, Petrol and its wholly-owned subsidiaries have been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo Pine Island
Field, and the Shreveport Field, both in Caddo Parish, Louisiana. Petrol and its wholly owned subsidiaries currently employ 13 persons in the aggregate.

     As of December 31, 2001, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 319 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 200 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, 40 of its wells will be placed back in operation during the course of 2002, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 20-30 wells will temporarily not be operating at any given time as maintenance is required.
Current oil prices, however, do not justify significant expenditures to restore operation of marginal wells. Management is carefully examining whether to suspend production on all or certain wells to conserve available capital and assets until world oil prices recover significantly. The
Company's direct cost of extraction currently exceeds gross sales receipts and current oil prices. During the course of 2001, the Company disposed of one of its leases that had become unprofitable to operate.

     Virtually all of the Company's oil production comes from property characterized as stripper well property, meaning that the wells located thereon produced an average of 10 barrels or less per day. In 2001, Petrol's interests in oil wells and gas wells taken together with oil wells owned by the limited partnerships organized in connection with its 1979, 1983 and 1984 drilling programs had a gross production of 22,546 barrels of oil and 2,775
MCF of gas, and production, net to Petrol, of 17,625 barrels of oil and 2,775
MCF of gas.

     The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.); the higher the gravity, the higher the price.
Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 2001, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $22.61 per barrel of oil and $3.57 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS.

     Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 2001 and 2000, approximately $141,393 and $208,629 were expended on such maintenance.

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

     The Company receives 75% of net revenues from the 26 wells drilled for
the 1983 limited partnership and from the 15 wells drilled for the
1984
limited partnership.

     There was no drilling activity in 2001 or 2000.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION.

     The Company's oil and gas production is sold to major oil companies and other purchasers that gather oil production by tank wagon in areas where pipelines are not available. EOTT Energy Operating Limited Partnership, formerly EOTT Energy ("EOTT") accounted for 80.0% of the Company's 2001 oil sales. More than half a dozen other customers account for the balance of the
Company's sales. Petrol is not a party to any long-term supply contracts for oil and gas.

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

     b.  Reserves.  See Supplemental Information regarding Oil and
Gas
Producing Activities at Pages 21 to 22 and Schedules 3 and 4 at
Pages 25 to
26, for estimates of net quantities of proved oil and gas reserves, and for standardized measure of discounted future net cash flow relating thereto.

     c. Reserves Reported to Other Agencies. The Company did not file any estimates of oil and gas reserves with any federal authority or agency during
2001.

     d. Production. For the years ended December 31, 2001 and 2000, the average sales price (including transfers) per unit of oil produced was $22.61 and $27.18, respectively, and the average production cost (lifting cost) per unit of production for oil was $22.48 and $18.92, respectively.

     e. Productive Wells and Acreage. As of December 31, 1994, the Company held the following productive wells and developed acres:

                                             Oil       Gas     Oil
& Gas
                                             ---       ---     ---
------
         (i)    Gross Productive Wells        319        8
18
         (ii)   Net Productive Wells          311        1.2
10.5
         (iii)  Gross Developed Acres       4,217    1,310
958
         (iv)   Net Developed Acres         2,378.6     66
179.5

     f.  Undeveloped Acreage.  As of December 31, 2001, the
Company held the
following undeveloped acreage:

          (i)    Gross Acres                   121
          (ii)   Net Acres                      54

     g. Drilling Activity. No drilling activity occurred in 2001 or 2000.

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

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

     Until June 8, 1992, trading in the Company's common stock was reported in the National Association of Securities Dealers' Automated Quotation system.
Since June 9, 1992, the Company's common stock has been traded over-the-counter. Following are the high and low bids of its common stock as of
January 1, 2000, on a quarterly basis. Prices are reported by the National
Quotation Bureau, Inc., which may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                             HIGH BID
LOW BID
            2000

     1st Quarter                               7/16
1/16
     2nd Quarter                               3/4
3/16
     3rd Quarter                               5/8
1/8
     4th  Quarter                              5/16
3/16

           2001

     1st Quarter                               3/16
3/16
     2nd Quarter                               5/32
3/16
     3rd Quarter                               1/16
5/32
     4th Quarter                               1/16
1/16

           2002

     1st Quarter thru March 27              1/16
7/32

     On March 29, 2002, there were 3,642 holders of record of its common stock.

     No dividends were declared or paid during 2001 or 2000 and the Company has no present intention to pay cash dividends in the foreseeable future.

     During the course of 2001, Joseph M. Rodano, President and
Treasurer of
Petrol, as well as a member of its Board of Directors, purchased a total of
20,000 shares Common Stock, $.10 par value per share, of Petrol
Industries,
Inc. Each purchase was, in each case, in an open market transaction. All of the shares purchased by Mr. Rodano were purchased with his personal funds.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
         AND RESULTS OF OPERATIONS

     (a) RESULTS OF OPERATIONS. The Company continues to endeavor a decrease in production for 2001 as overall production decreased 18.7% from
2000. This decline in gross production is also accompanied by a decrease in received oil prices. The average price of an equivalent barrel of oil received in 2001 was $22.61, down from $27.18 received on average for 2000.

     The decrease in production when associated with the decrease in received oil prices resulted in a net loss to the Company of $205,672, or $.13 per share, on revenues of $547,609.

     The net loss from operations (before other income/expense items) was
$167,938 for 2001 as compared to a net income of $3,685 for 2000, or an increase in the loss from operations of 100% over the prior year's operations. To continue operating profitability, the Company will depend on significant increases in overall production and this production must be aided by maintaining current received oil prices over the following twelve month period, understanding that received oil prices are dependent on the results of world events outside the Company's control.

     (b) FINANCIAL CONDITION AND LIQUIDITY. The recurring losses from
2000 and prior year operations eroded the cash and cash equivalents of the
Company, as the liquid assets were being used to fund current operations.
Current liabilities continue to exceed current assets by $1,340,750 and stockholders' deficit was $1,260,686 for the year ended December
31, 2001.
Management is also examining the possibility of realizing value for the
Company's remaining assets, including, if necessary, dissolution.

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

     Although the Company is not aware of any environmental matters that might have a material effect on the Company's financial condition at December
31, 2001, there is the possibility that expenditures could be required, or revised regulatory requirements could necessitate expenditures at certain sites. Such expenditures could have a material impact on the results of operations in a future period.

2000 Compared to 1999

     (a)  RESULTS OF OPERATIONS.  Production declined 6.8% from
1999.  The
decline in production, accompanied by an increase in oil prices, resulted in a net loss of $34,768, or $.02 per share, on revenues of $799,536. The
Company's net income from operations was $3,685 for 2000 as compared to a net loss of $150,495 for 1999.

The average price of an equivalent barrel of oil received in 2000 was
$27.18, up from $16.48 received on average for 1999.

     (b) FINANCIAL CONDITION AND LIQUIDITY. Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $1,055,014, the Company may lack sufficient capital reserves and liquid or liquidatable assets to permit continued operations.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

ITEM 7.  INDEX TO FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----

     Independent Auditors' Report                       10

     Consolidated Balance Sheet                         11

     Consolidated Statements of Operations                   12

     Consolidated Statements of Stockholders' Deficit        13

     Consolidated Statements of Cash Flows              14

     Notes to Consolidated Financial Statements              15

                              Independent Auditors' Report


The Board of Directors and Stockholders
Petrol Industries, Inc. and Subsidiaries
Shreveport, Louisiana

We have audited the consolidated balance sheet of Petrol
Industries, Inc. and
Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended.
These consolidated financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrol
Industries, Inc. and Subsidiaries at December 31, 2001, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United
States of America.

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


HEARD McELROY & VESTAL LLP

Shreveport, Louisiana
March 29, 2002

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                              December 31, 2001

                                   ASSETS
Current assets:
  Cash and cash equivalents
$     55,986
  Accounts receivable:
    Trade
25,950
    Other
9,498
                                                           -------
---

35,448

  Inventory
21,228
  Prepaid expenses
4,247
                                                           -------
---
          Total current assets
116,909
                                                           -------
---
Property and equipment, at cost:
  Land
7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method
4,131,447
  Trucks and other operating equipment
357,773
  Furniture and fixtures
33,722
                                                           -------
---

4,522,942
  Less accumulated depreciation, depletion and
    amortization
4,450,985
                                                           -------
---

78,957
                                                           -------
---

Other assets
1,107
                                                           -------
---


$    196,973

==========
        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable
$     39,143
  Payable to interest owners
335,427
  Payable to officer, net
886,898
  Note payable
106,856
  Accrued expenses
89,335
                                                           -------
---
          Total current liabilities
1,457,659
                                                           -------
---
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding
---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 2001 and 2000
159,720
  Accumulated deficit
(1,420,406)
                                                           -------
---
          Total stockholders' deficit
(1,260,686)
                                                           -------
---


$    196,973

==========

See accompanying notes to consolidated financial statements.

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Operations

                   Years ended December 31, 2001 and 2000

                                              2001
2000
                                              ----            ----
Revenues:
  Oil and gas sales                               $  519,786
765,284
  Other operating income                              27,823
34,252
                                            --------        ------
--

547,609         799,536
                                            --------        ------
--
Expenses:
  Lease operating expense                    506,926
524,838
  Severance taxes                             16,160
27,190
  General and administrative                 180,444
232,906
  Depreciation, depletion and
    amortization                              12,017
10,917
                                            --------        ------
--
                                             715,547
795,851
                                            --------        ------
--

          Operating income (loss)           (167,938)
3,685
                                            --------        ------
--
Other income and (expense):
  Gain on sale of assets                       5,740
5,671
  Interest and dividend income                   467
1,663
  Interest expense                           (43,941)
(45,787)
                                            --------        ------
--
                                             (37,734)
(38,453)
                                            --------        ------
--
          Loss before provision for
            income taxes                    (205,672)
(34,768)

Income tax                                       ---             -
--
                                            --------        ------
--
          Net loss                                $ (205,672)
(34,768)
                                            ========
========

Net loss per share                                     $     (.13)
(.02)
                                            ========
========




See accompanying notes to consolidated financial statements.

                PETROL INDUSTRIES, INC. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Deficit

               Years ended December 31, 2001 and 2000

                                              2001
2000

Preferred stock:                                            $
---                ---

Common stock:
  Balance at beginning of year                 159,720
159,720
  Retirement of stock                              ---
---
                                            ----------         ---
-------
  Balance at end of year                       159,720
159,720
                                            ----------         ---
-------

Accumulated deficit:
  Balance at beginning of year              (1,214,734)
(1,179,966)
  Net loss                                    (205,672)
(34,768)
                                            ----------         ---
-------
  Balance at end of year                    (1,420,406)
(1,214,734)
                                            ----------         ---
-------

          Total stockholders' deficit     $ (1,260,686)
(1,055,014)
                                            ==========
==========









See accompanying notes to consolidated financial statements.

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended December 31, 2001 and 2000



                                                    2001
2000
                                                    ----
----
Operating activities:
  Net loss
$ (205,672)     (34,768)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization      12,017
10,917
      Gain on sale of assets                        (5,740)
(5,671)
      Decrease in accounts receivable               26,451
15,306
      (Increase) decrease in inventory              19,925
(747)
      Increase (decrease) in prepaid expenses       (1,357)
3,183
      Decrease in accounts payable and
        accrued expenses                            (3,162)
(13,205)
      Increase in payable to officer, net           54,646
110,058
      Increase in payable to interest owners         6,954
7,367
                                                  --------     ---
-----
        Net cash used by operating activities      (95,938)
(73,110)
                                                  --------     ---
-----
Investing activities:
  Capital expenditures                              (9,397)
(33,853)
  Proceeds from sale of property and equipment       5,740
6,000
                                                  --------     ---
-----
       Net cash used by investing activities        (3,657)
(27,853)
                                                  --------     ---
-----
Financing activities:
  Proceeds from gross borrowings                   105,056
---
  Repayments of gross borrowings                      (200)
(48,000)
                                                  --------     ---
-----
       Net cash provided (used) by
         financing activities                      104,856
(48,000)
                                                  --------     ---
-----

Increase in cash and cash equivalents                5,261
16,587
Cash and cash equivalents at beginning of year      50,725
34,138
                                                  --------     ---
-----

Cash and cash equivalents at end of year               $   55,986
50,725
                                                  ========
========

See accompanying notes to consolidated financial statements.

             PETROL INDUSTRIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                December 31, 2001 and 2000


(1)  Summary of Significant Accounting Polices.

    Principles of Consolidation - The consolidated financial statements include the accounts of Petrol Industries, Inc. and its Subsidiaries
    (the "Company"), all of which are wholly owned. All significant inter-
    company transactions have been eliminated.

    Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits with banks or other financial institutions, and short-term, highly liquid investments with original maturities of three months or less.

    Inventory - Inventory consists of crude oil accumulated in the Company's own storage tanks and is valued at the posted market price at
    the end of the year.

    Property and Equipment - The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting in accordance with Statement of Financial Accounting Standards
No. 19.
    The costs incurred to acquire property (proved and unproved) and all development costs and exploratory costs that find proved oil and gas reserves are capitalized. The costs of exploratory wells drilled are capitalized until determination is made as to whether such wells have found proved oil and gas reserves. Upon final determination, such costs are charged to operations if no reserves are found or are capitalized as producing oil and gas properties. Total cost capitalized for oil and gas-producing activities that exceed the
    estimated discounted future net cash flows related to oil and gas reserve quantities are charged to expense on a quarterly basis.

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

    Depreciation, Depletion and Amortization - Depreciation, depletion and amortization of producing oil and gas properties are provided under the unit-of-production method, comparing production to estimated proved developed oil and gas reserves.

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                (continued)


    Other property and equipment are depreciated on a straight-line basis over their estimated useful lives.

    Income Taxes - The Company follows the provisions of Statement of
    Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income
    Taxes, which requires the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and are measured using the enacted tax rates that are assumed will still be in effect when the differences are expected to reverse. The effect on deferred taxes of a change in a tax rate is recognized in the statement of income for the period covering the enactment date.

    Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    Financial Instruments - Statement of Financial Accounting
Standards No.
    107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments.
    Fair value estimates set forth below for the Company's financial instruments:

       Accounts receivable, accounts payable, payable to interest owners and accrued expense - The carrying amounts approximate fair value because of the short maturity of these instruments.

    The fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(2)  Liquidity and Financial Condition.

    Due to the Company's previous losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $1,260,686, the Company could lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations.

              PETROL INDUSTRIES, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements
                             (continued)


    Management is examining available financing alternatives to enable it to remain operation. These alternatives range from seeking outside equity capital to permit continued or expanded operations, with the hope of lowering average direct lifting costs, to shutting down all but minimal operations utilizing only a skeleton staff, putting the Company in a suspended state for as long as assets permit. Management is also examining the possibility of realizing value for the Company's remaining assets, including, if necessary, dissolution. The financial
    statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  Cash Surrender Value Life Insurance.

    In 1993, the Company borrowed $78,666 against a life insurance policy.
    No payments were paid on the principal as of December 31, 1997;
    however, interest payments of $6,293 were made in 1997 and 1996. The stated rate of interest was 8%. There were no terms for repayment of the principal. The outstanding loan amount was netted against the cash surrender value of the policy, which totaled $135,412 at December 31,
    1997.

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

(4)  Income Taxes.

    There was no income tax expense (benefit) reported for the years ended
    December 31, 2001 and 2000.

    The following table presents a reconciliation of the expected tax expense (benefit) using the statutory federal tax rates of 34%
in 2001
    and 2000, and the Company's actual tax benefit:

                                                    2001
2000
                                                    ----        --
--
    Tax (benefit at the statutory
      federal rate                                               $
(69,928)   (11,821)
    Current year losses that provided no
      tax benefit
69,928     11,821
    Other, net
0      5,329
                                                  -------    -----
--

$     ---        ---
                                                  =======
=======

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                               (continued)


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at
    December 31, 2001 and 2000 are presented below.


2001         2000
                                                     ----
----
    Deferred tax assets:
      Net property and equipment, principally
        due to differences in depreciation        $    28,000
28,000
      Accounts payable and accrued expenses            52,000
52,000
      Tax net operating loss carryforward               782,107
633,004
      Capital loss carryforward
---          ---
      Statutory depletion carryforward               458,000
343,000
                                                  ----------   ---
-------
        Total gross deferred tax assets                1,320,107
1,050,004
        Less valuation allowance
(1,320,107)  (1,050,004)
                                                  ----------   ---
-------
        Net deferred tax assets                         $       --
-          ---
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

    The valuation allowance for deferred tax assets of
approximately
    $1,320,107 at December 31, 2001, has increased approximately
$270,103
    (the same as the decrease in certain deferred tax assets) from the amount determined at January 1, 2001. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

    The Company has federal tax net operating loss carryforwards of approximately $1,764,412, which expire between 2003 and 2021, which could be used to offset future federal taxable income.  The
Company has
    a statutory oil and gas depletion carryforward of approximately
    $1,295,000, which has no expiration date.

    There were no taxes paid in 2001 and 2000.

(5)  Payable to Interest Owners.

    The Company has recorded a payable totaling $335,427 to approximately
    100 individual owners of royalty, working interests, and/or overriding royalty interest as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(6)  Business and Credit Concentrations.

    The Company has been engaged in a single industry segment - drilling for and producing oil and gas on leased property located in the Caddo
    Pine Island Field, Greenwood Waskom Field, and the Shreveport
Field,
    all in Caddo Parish, Louisiana.

    The Company is primarily involved in the production of oil, which is sold to approximately ten oil companies. The Company had sales to two major customers in 2001 and 2000 as follows:

                                      2001
2000
                             ----                  ----

          Customer 1               $  35,000                28,000
           Customer 2          415,000               457,000
                           -------               -------
                         $ 450,000
485,000
                           =======               =======

(7)  Net Loss Per Share.

    Net loss per share of common stock was computed on the weighted average number of share outstanding of 1,597,196 for 2001 and 2000, respectively.

(8)  Affiliated Partnerships.

    The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note 9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

    Indebtedness to partnerships for their portion of undistributed net revenue was approximately $17,265 at December 31, 2001, and is included in accounts payable.

(9)  Other Operating Income.

    Other operating income for the years ended December 31, 2001 and 2000, consists of the following:

                                                  2001
2000
                                                  ----         ---
-
     Affiliated partnerships - operations
       and administration fee                          $  9,341
10,976
     Other
18,482       23,276
                                                 ------       ----
--

$ 27,823       34,252
                                                 ======
======

             PETROL INDUSTRIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                         (continued)

(10) Related Party Transactions.

     Payable to officer, net, consists of the following:

                                                 2001
2000
                                                 ----          ---
-

     Accrued salary plus interest                      $ 886,898
832,252
     Note payable to Company plus interest           ---         -
--
     Advances
---         ---
                                                 -------     -----
--

$ 886,898     832,252
                                                 =======
=======

     Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 2001 and 2000 were $43,091 and $41,555, respectively. The note payable represented a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bared interest at an annual rate of one-
     quarter of a percent in excess of prime rate of Citibank, N.A.
     Advances are non-interest bearing.  At December 31, 1998, the
Company
     netted the note payable to the Company from the officer and the advances from the officer against the amount which the Company owned the officer in accrued salary and interest.

(11) Contingencies.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12) Note Payable.

     The Company obtained a note payable from an individual for an amount not to exceed $200,000, currently $106,856 as of December 31, 2001.
     The note bears interest at 10.75% and is due and payable, including any unpaid interest and principal, on December 31, 2002.  The
note is
     secured by a multiple obligations mortgage on mineral rights either currently owned or hereinafter acquired by the Company.



                             * * * * *

             PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Supplemental Oil and Gas Information
                            (unaudited)


OIL AND GAS PRODUCING ACTIVITIES

Information shown in Schedule 1 through 4 are presented in accordance with
Statement of Financial Accounting Standards No. 69, Disclosures about Oil and
Gas Producing Activities.

Capitalized Costs Relating to Oil and Gas Producing Activities -
Schedule 1

This schedule presents the capitalized costs of proved oil and gas properties along with the applicable accumulated depreciation, depletion, and amortization.

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and
Development Activities - Schedule 2

This schedule presents costs incurred to oil and gas producing activities by type of expenditure.

Estimated Net Quantities of Proved Oil and Gas Reserves - Schedule
3

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

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Supplemental Oil and Gas Information
                              (unaudited)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
Oil and Gas Reserve Quantities - Schedule 4

Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $16.38 per barrel for oil at December 31, 2001) to estimated quantities of proved developed reserves as of each year-end. Oil prices have increased slightly in early
2002 from year-end levels. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year-end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

The Company cautions readers that the standardized measure information, which places a value on proved reserves, is not indicative of either fair market value or present value of future cash flows. Other logical assumptions could have been used for this computation, which would likely have resulted in significantly different amounts. This information is disclosed in accordance with Statement No. 69 solely to provide readers with a common base for uses in preparing their own estimates of future cash flows and for comparing reserves among companies. Management of the Company does not rely on the computations in Schedule 4 when making investment and operating decisions.

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 2001 and 2000.

SCHEDULE 1

                 PETROL INDUSTRIS, INC. AND SUBSIDIARIES

                  Capital Costs Relating to Oil and Gas
                          Producing Activities

                      December 31, 2001 and 2000
                              (unaudited)




2001          2000
                                          ----          ----

Proved properties                                      $
4,131,447     4,138,480
Other
357,773       366,560
                                       ----------    ----------

4,489,220     4,505,040
Accumulated depreciation, depletion
  and amortization                                 (4,419,533)
(4,433,254>
                                       ----------    ----------

Net capitalized costs                                  $
69,687        71,786
                                       ==========    ==========




NOTE: Included in capitalized costs at December 31, 2001 and 2000, is
$746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.

SCHEDULE 2

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

            Costs Incurred in Oil and Gas Property Acquisition,
                 Exploration, and Development Activities

                 Years ended December 31, 2001 and 2000
                                (unaudited)





                                             2001          2000
                                             ----          ----

Developmental Costs                                    $  9,397
0
                                            =======       =======

SCHEDULE 3

                  PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                        Estimated Net Quantities of
                    Proved Developed Oil and Gas Reserves

                    Years ended December 31, 2001 and 2000
                                  (unaudited)



                                                2001
2000
                                               Barrels
Barrels
                                                of Oil
of Oil
                                               -------           -
------

Proved developed reserves:
  Beginning of year                                    144,628
177,056
  Production                                   (22,546)
(27,733)
  Sale of minerals in place                        ---
(4,695)
  Revisions, extensions and discoveries            ---
---
                                               -------           -
------

End of year                                    122,082
144,628
                                               =======
=======




NOTE: The proved developed reserves are all located within the United
States. Proved developed reserves have been included since they are economically the most appropriate estimate of reserves to include in the schedule.

SCHEDULE 4

                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Standardized Measure of Discounted Future Net Cash
                 Flows Relating to Proved Oil and Gas Quantities

                       Years ended December 31, 2001 and 2000
                                       (unaudited)


                                             2001            2000
                                             ----            ----
                                                (in thousands)

Future cash inflows                                    $  2,000
3,931
Future production and development cost      (2,744)
(2,736)
Future income tax (expense) benefit            ---             ---
                                            ------          ------

Future net cash flows (deficit)               (744)          1,195
10% annual discount for estimated
  timing of cash flows (deficit)               127
(249)
                                            ------          ------

Standardized measure of discounted
  future net cash flows (deficit)                 $   (617)
946
                                            ======          ======


Principal sources of changes in the standardized measure of discounted future net cash flows for the years shown:

                                             2001            2000
                                             ----            ----
                                                (in thousands)

Net changes in prices and production
  cost, including excise taxes                    $ (1,774)
(141)
Sales and transfers of oil and gas
  produced, net of production costs            (13)
(240)
Net change due to revisions, extensions,
  and discoveries                              ---             ---
Net change due to purchase (sale) of
  minerals-in-place                            ---
(5)
Development cost incurred during the
  period                                         9             ---
Accretion of discount                           95             118
Change in production rates (timing)
  and other                                    120              36
                                            ------          ------

                                             $ (1,563)
(232)
                                            ======          ======

NOTE: The proved and proved developed reserves are located within the United
States.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
         AND FINANCIAL DISCLOSURE


             Not applicable.

                              PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  The Directors of Petrol are as follows:

                                Position with the Company
                                 and Business Experience
Director
Name                  Age        During Past Five Years
Since
----                  ---       -------------------------        -
-------

Joseph M. Rodano       65       Chairman of the Board of
1972
                                Directors, President and
                                Chief Executive Officer of
                                Petrol since 1972; Treasurer
                                of Petrol since 1980; Assistant
                                            Secretary since March
1996

Robert M. Bontempi     70       Director, Retired; Bond
1972
                                Salesman, Thomson McKinnon
                                Securities, 1983-1988.

Arlys C. Milan         47       Vice President of Petrol
1994
                                since 1990; Office Manager
                                for more than 4 years prior
                                thereto; elected to Board of
                                Directors in August, 1994.

     All Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualify.

     (b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                                      Position with the Company
and Business
Name                     Age          Experience During Past Five
Years
----                     ---          ----------------------------
----------

Joseph M. Rodano         65            See "Directors" above.

Arlys C. Milan           47            See "Directors" above.

Jimmy S. Foster          58            Served Petrol as Vice
President from
                                       April 1990, until his death
in
                                       August, 2001; Field
Supervisor for
                                       more than five years prior
thereto.

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


ITEM 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION.

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

                               SUMMARY COMPENSATION TABLE


Long-Term Compensation
                                      Annual Compensation
Awards         Payouts

__________________________________________
________________________________
Name and
Restricted                         All Other
Principal                                              Other
Annual      Stock     Options/    LTIP      Compensation
Position                   Year  Salary($)  Bonus($)
Compensation($)  Awards($)   SARs(#)   Payouts($)       ($)
---------                  ----  ---------  --------  ------------
---  ----------  --------  ----------  ------------
Joseph M. Rodano,
President, Chief           2000   68,502       -            -
-         -         -              -
Executive Officer and      2001   12,000       -            -
-         -         -              -
Chairman of the Board


Stock Option Grants
-------------------

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 2001 and 2000 to Mr. Rodano.

                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                         Individual Grants
________________________________________________________
                   Percent of
Potential Realizable Value
                     Total                                 at
Assumed Annual Rates        (Alternative to
                    Options/                               of
Stock Price Appreciation   Potential Realizable
                     SARs                                     For
Option Term               Value)
       Options/    Granted to
___________________________   ____________________

         SARs      Employees     Exercise
       Granted     in Fiscal    Base Price    Expiration
Grant Date
Name     (#)         Year         ($/Sh)         Date
5%($)       10%($)         Present Value $
----   --------    ----------   ----------    ----------       ---
--       ------         ---------------

                                              NOT APPLICABLE



Stock Option Exercises
----------------------

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 2001 or 2000 and did not have any unexercised options at the fiscal year-end.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES


Value of Unexercised
                                     Number of Unexercised
In-the-Money
         Shares                         Option/SARs at
Option/SARs at
        Acquired                           FY-End(#)
FY-End ($)
          on           Value       ___________________________
___________________________
Name   Exercise(#)   Realized($)   Exercisable   Unexercisable
Exercisable   Unexercisable
----   -----------   -----------   -----------   -------------   -
----------   -------------

                                   Not Applicable


Long-Term Incentive Plan Awards in Last Fiscal Year
---------------------------------------------------

     There were no awards made in the fiscal year ended December
31, 2001 and
2000 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

                   LONG-TERM INCENTIVE PLANS - AWARDS IN LAST
FISCAL YEAR

                                         Estimated Future Payouts
Under Non-Stock
        Number of     Performance or               Price-Based
Plans
          Shares       Other Period
________________________________________
         Units or         Until          Threshold
Target       Maximum
       Other Rights   Maturation or      ($ or #)           ($ or
#)      ($ or #)
Name       (#)           Payout
----   ------------   --------------     ---------          ------
--      --------

                      Not Applicable

     Except as described above, no annuity, pension or retirement benefits, plans for cash or non-cash compensation or other existing plans or arrangement for remunerating officers and directors, other than salary, are presently in effect. The Company does not have any stock option, stock appreciation or other form of incentive plan or arrangement for its management or employees.

    Non-management directors were paid an annual fee of $800 in 1995, with the remainder of the fees being accrued. Fees were accrued in 1996, but none have been accrued since that date.

    There are no retirement, resignation or termination arrangements with executive officers due to change in control of the Company, or for any other reason.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     (a) The following table sets forth, as of March 29, 2002, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

             Name of               Amount and Nature
Percent
          Beneficial Owner       of Beneficial Ownership
of Class
          ----------------       -----------------------         -
-------

          Joseph M. Rodano           576,325 (direct)
36.0%

     (b) The following table sets forth, as of March 29, 2002, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the four next most highly compensated officers, and by all directors and officers as a group:

             Name of                 Amount and Nature
Percent
          Beneficial Owner         of Beneficial Ownership
of Class
          ----------------         -----------------------       -
-------

          Joseph M. Rodano             576,325 (direct)
36.0%

          Robert M. Bontempi                 0
0.0%

          Arlys C. Milan                     0
0.0%

          Jimmy S. Foster                    0
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

          Not applicable.

     (d)  Transactions with Promoters.

          Not applicable.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K


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

        10(b) Compromise Agreement between and among Petrol
Industries,
        Inc., Oryx Energy Company and Enron Oil Trading &
        Transportation Company dated as of November 30, 1992
        (contained in the Company's 1992 Annual Report on Form 10-
K).

        22     Subsidiaries of the Company (Filed as Exhibit 22 to
        Registrant's 1981 Annual Report on Form 10-K and incorporated herein by reference).

     2.   Reports on Form 8-K:

        None filed during the last quarter of 2001.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 of 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            PETROL
INDUSTRIES, INC.



March  29 , 2002                                       By:
S/Joseph M. Rodano
                                       ---------------------------
------

Joseph M. Rodano

President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.



March  29 , 2002
s/Joseph M. Rodano
                                       ---------------------------
------

Joseph M. Rodano - Director



March  29 , 2002
s/Robert Bontempi
                                       ---------------------------
------

Robert Bontempi - Director



March  29 , 2002
s/Arlys C. Milan
                                       ---------------------------
------

Arlys C. Milan - Director