Form 10QSB
period 2002-03-31
PETROL INDUSTRIES INC
filed 2002-05-16
CIK 77864

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  2049

FORM 10-QSB
OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours per Response:  1.0

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:		March 31, 2002

____ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to __________

Commission File number:			 0-3912

PETROL INDUSTRIES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

             NEVADA                        75-1282449
(State or Other Jurisdiction of    (IRS Employer Identification Number)
 Incorporation of Organization)

202 N. THOMAS, SUITE 4	    SHREVEPORT, LA  71107-6539
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PETROL INDUSTRIES, INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                   							          March 31,      December 31,
                                                      2002	            2001
                                                    ---------      ------------
      		ASSETS
        ------
Current assets:
  Cash and cash equivalents	                    $    40,778           55,986
  Accounts receivable:
    Trade		                                          34,098           25,950
    Other						                                       9,498            9,498
                                                 ----------       ----------
                                      								       43,596           35,448

Inventory                              							       26,607           21,228
Prepaid expenses						                               11,156            4,247
                                                 ----------       ----------
          Total current assets		                    122,137          116,909
                                                 ----------       ----------
Property and equipment, at cost:
  Land	                                               7,000            7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method          4,131,042        4,131,447
  Trucks and other operating equipment              359,019          357,773
  Furniture and fixtures			                          33,986           33,722
                                                 ----------       ----------
								                                          4,531,047        4,522,942
  Less accumulated depreciation, depletion and
    amortization						                            4,453,760        4,450,985
							                                          ----------       ----------
								                                             77,287           78,957

Other assets                                          1,107            1,107
                                                 ----------       ----------

                                       							  $   200,531          196,973
                                                 ==========       ==========

		LIABILITIES AND STOCKHOLDERS' DEFICIT
  -------------------------------------
Current liabilities:
  Accounts payable				                          $    47,984           39,143
  Payable to interest owners		                      335,427          335,427
  Payable to officer, net		                         900,627          886,898
  Note payable						                                169,356          106,856
  Accrued expenses					                              97,391           89,335
                                                 ----------       ----------
          Total current liabilities		             1,550,785        1,457,659
                                                 ----------       ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized
    1,000,000  shares; no shares issued or
    outstanding                              	          ---              ---
  Common stock-$.10 par value. Authorized
    10,000,000 shares; issued and outstanding
    1,597,196 shares in 2002 and 2001				           159,720          159,720
  Accumulated deficit					                       (1,509,974)      (1,420,406)
                                                 ----------       ----------
          Total stockholders' deficit            (1,350,254)      (1,260,686)
                                                 ----------       ----------

                                      								  $   200,531          196,973
                                                 ==========       ==========


PETROL INDUSTRIES, INC.

Consolidated Statements of Operations
Three Months Ended March 31, 2002 and 2001
(unaudited)


                                     2002          	2001
                                     ----           ----
Revenues:
  Oil and gas sales          			 $   	86,557        139,575
  Other operating income	           		 4,727          8,758
                                   ---------      ---------
					                               		91,284        148,333
                                   ---------      ---------
Expenses:
  Lease operating expense     		     131,523        129,511
  General and administrative         	32,365         44,342
  Depreciation, depletion
    and amortization                   2,775          2,775
                                   ---------      ---------
                                     166,663        176,628
                                   ---------      ---------
          Operating loss             (75,379)       (28,295)
                                   ---------      ---------
Other income and (expense):
  Gain on sale of assets             	   ---             40
  Interest income					                     5            267
  Interest expense			                (14,194)       (10,605)
                                   ---------      ---------
                                     (14,189)       (10,298)
                                   ---------      ---------

           Net loss	          		 $   (89,568)       (38,593)
                                   =========      =========

Net loss per share	              $     (0.06)         (0.03)
                                   =========      =========

Average common shares
  outstanding          			         1,597,196      1,597,196
                                   =========      =========



PETROL INDUSTRIES, INC.

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001
(unaudited)




                                                          2002      	2001
                                                          ----       ----
Operating activities:
  Net loss				                                         $ (89,568)  (38,593)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
  Depreciation, depletion and amortization	                2,775      2,775
  Gain on sale of assets	     	                              ---         40
  Losses on retirements of property and equipment
    included in lease operating expenses                     ---        ---
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable            (8,148)     8,294
    Decrease (increase) in inventory                      (5,379)    16,373
    Increase in prepaid expenses	                         (6,909)    (7,531)
    Increase in accounts payable and accrued expenses     16,897        283
    Increase in payable to officer, net	                  13,729     13,552
    Increase in payable to interest owners	                  ---      2,461
                                                         -------    -------
          Net cash (used) provided by operating
            activities                                   (76,603)    (2,426)

Investing activities:
  Capital expenditures                                    (1,105)    (5,190)
  Proceeds from sale of property and equipment	             ---	         40
                                                         -------    -------
          Net cash used by investing activities	          (1,105)   	(5,150)

Financing activities:
  Proceeds from gross borrowings	                         64,000    	   ---
  Repayments of gross borrowings	                         (1,500)	      ---
                                                         -------    -------
          Net cash provided by financing activities	      62,500        ---


Increase (decrease) in cash and cash equivalents         (15,208)   	(7,576)
Cash and cash equivalents at beginning of period	         55,986    	50,725
                                                         -------    -------
Cash and cash equivalents at end of period             $  40,778     43,149
                                                         =======    =======



PETROL INDUSTRIES, INC.

Consolidated Statements of Changes in Stockholders' Deficit

Three Months Ended March 31, 2002 and 2001
(unaudited)

                                                  2002          	2001
                                                  ----           ----

Stockholder's deficit at January 1           $ (1,260,686)  	(1,055,014)

   Net loss for the three-month period            (89,568)	     (38,593)
                                               ----------    ----------

Stockholder's deficit at March 31            $ (1,350,254)  	(1,093,607)
                                               ==========    ==========

PETROL INDUSTRIES, INC.

Notes to Consolidated Financial Statements
(unaudited)

     1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 2001 Annual Report on Form 10-KSB.

     2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 2002 or 2001.

     3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March
31. Totaling the number of shares outstanding at the end of each month and dividing that total by the number of months determined the weighted average number of shares outstanding.

                               						 Total Number of
					                               Shares Outstanding
                                     2002	        2001
                                     ----         ----

      		January 31		              1,597,196    1,597,196
		      February 28		             1,597,196    1,597,196
		      March 31		                1,597,196    1,597,196

     4. The expected tax benefit resulting from operating losses for the first three months of 2002 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     With a decrease of approximately 26.1% in production and a decrease of approximately 29.4% decrease in average oil prices, oil and gas sales revenues decreased significantly during the first quarter of 2002, as compared to the 2001 period. The Company sustained a net loss of $89,568, or ($.06) per share, compared to a net loss of $38,593, or ($.03) per share, in the 2001 period.

     The Company sustained an operating loss of $75,379 in the first quarter of 2002, compared to an operating loss of $28,295 in the prior year's first quarter. Oil prices averaged $18.25 per barrel during the first quarter of 2002, compared to an average of $25.80 per barrel in the 2001 period.

     Profitability is contingent essentially upon two factors:
increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

     The Company had cash and cash equivalents at March 31, 2002, of $40,778, compared to $55,986 at the end of the 2001 fiscal year. Management estimates that it owes $335,427 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

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


Date:  March 15, 2002


                          						PETROL INDUSTRIES, INC.


                               By:  S/Joseph M. Rodano
                                  ------------------------
               				               Joseph M. Rodano
                            			   President and Treasurer