Form 10QSB
period 2002-06-30
PETROL INDUSTRIES INC
filed 2002-08-19
CIK 77864

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  2049

                               FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours per Response:  1.0

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended:    June 30, 2002

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

     Yes  xx    No ____

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


                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 PETROL INDUSTRIES, INC. & SUBSIDIARIES
                       Consolidated Balance Sheets

                                                June 30,          December 31,
                                                  2002                2001
                                                --------          ------------

                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents                 $     54,421              55,986
  Accounts receivable:
    Trade                                         33,250              25,950
    Other                                          9,498               9,498
                                              ----------          ----------
                                                  42,748              35,448

Inventory                                         32,355              21,228
Prepaid expenses                                  11,462               4,247
                                              ----------          ----------
          Total current assets                   140,986             116,909
                                              ----------          ----------
Property and equipment, at cost:
  Land                                             7,000               7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method       3,730,449           4,131,447
  Trucks and other operating equipment           344,002             357,773
  Furniture and fixtures                          33,986              33,722
                                              ----------          ----------
                                               4,115,437           4,529,942
  Less accumulated depreciation, depletion
    and amortization                           4,019,062           4,450,985
                                              ----------          ----------
                                                  96,375              78,957
                                              ----------          ----------

Other assets                                       1,107               1,107
                                              ----------          ----------
                                            $    238,468             196,973
                                              ==========          ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------

Current liabilities:
  Accounts payable                          $     56,373              39,143
  Payable to interest owners                     335,047             335,427
  Payable to officer, net                        914,524             886,898
  Notes payable                                  216,193             106,856
  Accrued expenses                                91,129              89,335
                                              ----------          ----------
          Total current liabilities            1,613,266           1,457,659
                                              ----------          ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized
    1,000,000 shares; no shares issued or
    outstanding                                      ---                 ---
  Common stock-$.10 par value. Authorized
    10,000,000 shares; issued and outstanding
    1,597,196 shares in 2002 and 2001            159,720             159,720
  Accumulated deficit                         (1,534,518)         (1,420,406)
                                              ----------          ----------
          Total stockholders' deficit         (1,374,798)         (1,260,686)
                                              ----------          ----------

                                            $    238,468             196,973
                                              ==========          ==========



                         PETROL INDUSTRIES, INC.

                  Consolidated Statements of Operations
                               (unaudited)




                                   Quarter Ended            Year Ended
                                      June 30,                June 30,
                                --------------------    --------------------
                                  2002        2001        2002        2001
                                --------------------    --------------------
Revenues:
  Oil and gas sales           $  107,228     147,986     194,208     287,560
  Other operating income           4,231       7,722       8,959      16,480
                               ---------   ---------   ---------   ---------
                                 111,459     155,708     203,167     304,040
                               ---------   ---------   ---------   ---------
Expenses:
  Lease operating expense        111,091     130,089     242,627     259,601
  General and administrative      45,180      47,046      77,545      91,386
  Depreciation, depletion
    and amortization               2,775       2,775       5,550       5,550
                               ---------   ---------   ---------   ---------
                                 159,046     179,910     325,722     356,537
                               ---------   ---------   ---------   ---------

          Operating loss      $  (47,587)    (24,202)   (122,555)    (52,497)
                               ---------   ---------   ---------   ---------

Other income and (expense):
  Gain on sale of assets          38,057       4,000      38,057       4,040
  Interest income                     50         168          54         435
  Interest expense               (15,473)    (10,327)    (29,668)    (20,933)
                               ---------   ---------   ---------   ---------
                                  22,634      (6,159)      8,443     (16,458)
                               ---------   ---------   ---------   ---------

          Net loss            $  (24,953)    (30,361)   (114,112)    (68,955)
                               =========   =========   =========   =========

Net loss per share            $    (0.02)      (0.02)      (0.08)       (.04)
                               =========   =========   =========   =========

Average common shares
  outstanding                  1,597,196   1,597,196   1,597,196   1,597,196
                               =========   =========   =========   =========



                         PETROL INDUSTRIES, INC.

                  Consolidated Statements of Cash Flows

                 Six months ended June 30, 2002 and 2001
                               (unaudited)





                                                         2002        2001
                                                         ----        ----
Operating activities:
  Net loss                                           $ (114,112)   (68,955)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization            5,550       5,550
      Gain on sale of assets                            (38,057)     (4,040)
      Losses on retirements of property and equipment
        included in lease operating expenses                ---         ---
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable        (7,300)      3,029
       Decrease (increase) in inventory                 (11,127)     12,297
       Increase in prepaid expenses                      (7,215)    (10,058)
       Increase in accounts payable and accrued
         expenses                                        19,024       4,575
       Increase in payable to officer, net               27,626      26,826
       Increase (decrease) in payable to interest
         owners                                            (380)      4,740
                                                       --------     -------
         Net cash (used) provided by operating
           activities                                  (125,991)    (26,036)

Investing activities:
  Capital expenditures                                  (25,229)     (5,908)
  Proceeds from sale of property and equipment           40,318       4,040
                                                       --------     -------
         Net cash provided (used) by investing
           activities                                    15,089      (1,868)

Financing activities:
  Proceeds from gross borrowings                        128,900         ---
  Repayments of gross borrowings                        (19,563)        ---
                                                       --------     -------
         Net cash provided by financing activities      109,337         ---


Increase (decrease) in cash and cash equivalents         (1,565)    (27,904)
Cash and cash equivalents at beginning of period         55,986      50,725
                                                       --------     -------

Cash and cash equivalents at end of period           $   54,421      22,821
                                                       ========     =======


                         PETROL INDUSTRIES, INC.

       Consolidated Statements of Changes in Stockholders' Deficit

                 Six months ended June 30, 2002 and 2001
                               (unaudited)



                                                  2002          2001


Stockholder's deficit at January 1           $ (1,260,686)   (1,055,014)

   Net loss for the six-month period             (114,112)      (68,955)
                                               ----------    ----------

Stockholder's deficit at June 30             $ (1,374,798)   (1,123,969)
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

                                             Total Number of
                                            Shares Outstanding
                                            ------------------
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

  4. The expected tax benefit resulting from operating losses for the first six months of 2002 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2002.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Oil and gas sales revenues decreased approximately 27.6% in the second quarter of 2002, compared to the second quarter of 2001, the result being an approximate 23.3% decrease in production. The Company's net loss for the period decreased to $24,953, or ($.02) per share compared to $30,361 in the 2001 period, or ($.02) per share.

     The Company sustained an operating loss of $47,587 in the second quarter of 2002, compared to an operating loss of $24,202 in the prior year's second quarter. For the six-month period ending June 30, 2002, the Company's net loss increased approximately 65.5% to $114,112 from the $68,956 net loss in the prior year's period.

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

     Oil prices averaged $22.14 per barrel during the second quarter of 2002, compared to an average of $23.94 per barrel in the 2001 period. For the six-month period, oil prices averaged $20.23 per barrel in 2001 compared to $24.87 in 2001.

     The Company obtained a note payable from an individual in the amount of $24,000, currently $17,000 as of June 30, 2002. The note bears interest at 0.00% and is repayable in 48 monthly installments of $500, beginning June 1, 2002 and on the first day of each month thereafter until paid. The note is secured by oil, gas and mineral interest leases.

     The Company had cash and cash equivalents at June 30, 2002, of $54,421, compared to $55,986 at the end of the 2001 fiscal year. Management estimates that it owes $335,047 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.


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



  Date:  August 14, 2002

                                       PETROL INDUSTRIES, INC.




                                      By: s/Joseph M. Rodano
                                         ---------------------------
                                          Joseph M. Rodano
                                          President and Treasurer