Form 10QSB
period 2002-09-30
PETROL INDUSTRIES INC
filed 2002-11-13
CIK 77864

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended:   September 30, 2002

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

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       PETROL INDUSTRIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                             September 30,    December 31,
                                                 2002            2001
                                             -------------    ------------
                    ASSETS
                    ------
Current assets:

  Cash and cash equivalents                  $	51,522          55,986

  Accounts receivable:
    Trade		                                   43,088   		 25,950
    Other		                                    9,498           9,498
                                              ----------      ----------
                                       		     52,586     	 35,448

Inventory	                                        26,111   		 21,228
Prepaid expenses	                              11,688   		  4,247
                                              ----------      ----------
          Total current assets		         141,907  		116,909
                                              ----------      ----------
Property and equipment, at cost:
  Land		                                    7,000   		  7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method	  3,730,739  	   4,131,447
  Trucks and other operating equipment           344,003   	     357,773
  Furniture and fixtures	 	                    33,986          33,722
                                              ----------      ----------
                                               4,115,728   	   4,529,942
  Less accumulated depreciation, depletion
    and amortization                           4,021,837       4,450,985
                                              ----------      ----------
                                       		     93,891 	      78,957
		                                    ----------      ----------
Other assets                                       1,107 		  1,107
		  				                ----------      ----------

                                             $   236,905         196,973
                                              ==========      ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current liabilities:

  Accounts payable                           $    54,803          39,143
  Payable to interest owners	                   340,019   		335,427
  Payable to officer, net		              928,590   		886,898
  Notes payable	                             224,692	     106,856
  Accrued expenses		                         98,675   	      89,335
						                ----------      ----------
      Total current liabilities                1,646,779       1,457,659
                                              ----------      ----------

Stockholders' deficit:
  Preferred stock-no par value. Authorized
    1,000,000 shares; no shares issued or
    outstanding                                      ---             ---
  Common stock-$.10 par value. Authorized
    10,000,000 shares; issued and outstanding
    1,597,196 shares in 2001 and 2000	         159,720  		159,720
  Accumulated deficit                         (1,569,594)     (1,420,406)
                                              ----------      ----------
          Total stockholders' deficit	      (1,409,874)     (1,260,686)
									 ----------      ----------

									$   236,905         196,973
								      ==========      ==========

PETROL INDUSTRIES, INC.

                    Consolidated Statements of Operations
                                (unaudited)

                                 Quarter Ended            Year Ended
                                 September 30,           September 30,
                             --------------------   ---------------------
                                2002       2001        2002       2001
                             ---------  ---------   ---------- ----------
Revenues:
  Oil and gas sales         $  114,097    123,461     308,305    411,021
  Other operating income	       20,843      7,070      29,802     23,550
                             ---------  ---------   ---------  ---------
                               134,940    130,531     338,107    434,571
                             ---------  ---------   ---------  ---------
Expenses:
  Lease operating expense      124,342    140,692     366,969    400,293
  General and administrative    27,246     39,127     104,791    130,513
  Depreciation, depletion
    and amortization		   2,775      2,775       8,325      8,325
                             ---------  ---------   ---------  ---------
                               154,363    182,594     480,085    539,131
                             ---------  ---------   ---------  ---------

    Operating loss    	   $  (19,423)   (52,063)   (141,978)  (104,560)
                             ---------  ---------   ---------  ---------
Other income and (expense):
  Gain on sale of assets	          ---      1,700      38,057      5,740
  Interest income		          ---         26          54        461
  Interest expense		      (15,653)   (10,959)    (45,321)   (31,892)
                             ---------  ---------   ---------  ---------
                               (15,653)    (9,233)     (7,210)   (25,691)
  	                        ---------  ---------   ---------  ---------

          Net loss	        $  (35,076)   (61,296)   (149,188)  (130,251)
                             =========  =========   =========  =========

Net loss per share	        $    (0.02)     (0.04)      (0.09)      (.09)
 	                        =========  =========   =========  =========
Average common shares
  outstanding                1,597,196  1,597,196   1,597,196  1,597,196
                             =========  =========   =========  =========


                           PETROL INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                  Nine months ended September 30, 2002 and 2001
                                  (unaudited)


                                                       2002        2001
                                                       ----        ----
Operating activities:
  Net loss                                         $ (149,188)   (130,251)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization  		 8,325       8,325
      Gain on sale of assets		                   (38,057)     (5,740)
      Losses on retirements of property and
        equipment included in lease operating
        expenses  		                                 ---	     ---
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable     (17,138)     17,588
       Decrease (increase) in inventory	              	(4,883)      8,505
	  Increase in prepaid expenses                    (7,441)    (10,978)
       Increase in accounts payable and
         accrued expenses                  	          25,000      21,029
	  Increase in payable to officer, net	          41,692      40,712
       Increase in payable to interest owners	      4,592       6,330
                                                     --------    --------
         Net cash (used) provided by operating
           activities                                (137,098)    (44,480)

Investing activities:
  Capital expenditures                                (25,520)     (8,440)
  Proceeds from sale of property and equipment	   	40,318       5,740
                                                     --------    --------
         Net cash used by investing activities	     14,798      (2,700)

Financing activities:
  Proceeds from gross borrowings                      138,900      18,500
  Payments on gross borrowings                        (21,064)        ---
                                                     --------    --------
         Net cash provided (used) by financing
           activities                                 117,836      18,500

Increase (decrease) in cash and cash equivalents       (4,464)    (28,680)
Cash and cash equivalents at beginning of period	   	55,986	  50,725
                                                     --------    --------

Cash and cash equivalents at end of period          $  51,522	  22,045
                                                     ========    ========


                        PETROL INDUSTRIES, INC.

         Consolidated Statements of Changes in Stockholders' Deficit

               Nine months ended September 30, 2002 and 2001
                                 (unaudited)




                                                2002           2001
                                                ----           ----

Stockholder's deficit at January 1         $ (1,260,686)    (1,055,014)

   Net loss for the nine-month period          (149,188)      (130,251)
                                             ----------     ----------

Stockholder's deficit at September 30      $ (1,409,874)    (1,185,265)
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


                                     	Total Number of
                                      Shares Outstanding
                                      ------------------
                                      2001          2002
                                      ----          ----
                 January 31        1,597,196     1,597,196
                 February 28       1,597,196     1,597,196
                 March 31          1,597,196     1,597,196
                 April 30	     1,597,196     1,597,196
                 May 31	          1,597,196     1,597,196
                 June 30	          1,597,196     1,597,196
                 July 31           1,597,196     1,597,196
                 August 31         1,597,196     1,597,196
                 September 30      1,597,196     1,597,196

4. The expected tax benefit resulting from operating losses for the first nine months of 2002 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Oil and gas sales revenues decreased approximately 7.6% in the third quarter of 2002, compared to the third quarter of 2001, the result being an approximate 4.2% decrease in production. The Company suffered a net loss for the period of $35,076, or ($.02) per share, compared to a net loss of $61,296 in the 2001 period, or ($.04) per share.

     The Company sustained an operating loss of $19,423 in the third quarter of 2002, compared to an operating loss of $52,063 in the prior year's third quarter. For the nine-month period ending September 30, 2002, the Company's net loss increased approximately 14.5% to $149,188 from the $130,251 net loss in the prior year's period caused principally by a reduction in the Company's overall production of approximately 18.6%.

     Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

     Oil prices averaged $25.16 per barrel during the third quarter of 2002, compared to an average of $23.48 per barrel in the 2001 period. For the nine-month period, oil prices averaged $21.95 per barrel in 2002 compared to $24.46 in 2001.

     The Company had cash and cash equivalents at September 30, 2002, of $51,522, compared to $55,986 at the end of the 2001 fiscal year.
Management estimates that it owes $340,019 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.



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



Date:  November 13, 2002



                                            PETROL INDUSTRIES, INC.

                                                  s/Joseph M. Rodano
                                         By:_____________________________
                                              Joseph M. Rodano
                                              President and Treasurer