Form 10KSB
period 2002-12-31
PETROL INDUSTRIES INC
filed 2003-04-25
CIK 77864

                                FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 2002

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ____________________

Commission File Number:       0-3912

                       PETROL INDUSTRIES, INC.
          (Exact Name of Registrant as Specified in its Charter)

              Nevada                                    75-1282449
   (State or Other Jurisdiction of        (IRS Employer Identification No.)
    Incorporation of Organization)

 202 N. Thomas, Suite 4, Shreveport, LA                   71107-6539
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:   (318) 424-6396

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class          Name of Each Exchange on Which Registered
-------------------          -----------------------------------------
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

State the issuer's revenues for its most recent fiscal year:  $448,858.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of the stock as of March 31, 2003 was $167,706.

    ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by a court.            Yes____  No____

              APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock, $.10 par value, outstanding as of March 31, 2003 was 1,597,196.

Transitional Small Business Disclosure Format:  Yes_____ No    X

                DOCUMENTS INCORPORATED BY REFERENCE:
                              None
                        Page 1 or 34 Pages
                      Index Appears at Page 9

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

     As of December 31, 2002, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 242 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 140 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, 65 of its wells will be placed back in operation during the course of 2003, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 20-30 wells will temporarily not be operating at any given time as maintenance is required. Current oil production, however, does not justify significant expenditures to restore operation of marginal wells. Management is carefully examining whether to suspend production on all or certain wells to conserve available capital and assets until world oil prices recover significantly. The Company's direct cost of extraction currently exceeds gross sales receipts and current oil prices. During the course of 2002, the Company disposed of five of its lease that had become a liability and, therefore, unprofitable to operate.

     Virtually all of the Company's oil production comes from property characterized as stripper well property, meaning that the wells located thereon produced an average of 10 barrels or less per day. In 2002, Petrol's interests in oil wells and gas wells taken together with oil wells owned by the limited partnerships organized in connection with its 1979, 1983 and 1984 drilling programs had a gross production of 17,960 barrels of oil and 2,851 MCF of gas, and production, net to Petrol, of 15,900 barrels of oil and 2,851 MCF of gas.

     The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.); the higher the gravity, the higher the price. Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 2002, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $22.92 per barrel of oil and $2.61 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS.

     Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 2002 and 2001, approximately $104,955 and $141,393 were expended on such maintenance.

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

     There was no drilling activity in 2002 or 2001.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION.

     The Company's oil and gas production is sold to major oil companies and other purchasers that gather oil production by tank truck in areas where pipelines are not available. EOTT Energy Operating Limited Partnership, formerly EOTT Energy ("EOTT") accounted for 85.0% of the Company's 2002 oil sales. More than half a dozen other customers account for the balance of the Company's sales. Petrol is not a party to any long-term supply contracts for oil and gas.

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

     b. Reserves. See Supplemental Information regarding Oil and Gas Producing Activities at Pages 22 to 23 and Schedules 3 and 4 at Pages 26 to 27, for estimates of net quantities of proved oil and gas reserves, and for standardized measure of discounted future net cash flow relating thereto.

     c. Reserves Reported to Other Agencies. The Company did not file any estimates of oil and gas reserves with any federal authority or agency during 2002.

     d. Production. For the years ended December 31, 2002 and 2001, the average sales price (including transfers) per unit of oil produced was $22.92 and $22.61, respectively, and the average production cost (lifting cost) per unit of production for oil was $28.24 and $22.48, respectively.

     e. Productive Wells and Acreage. As of December 31, 2002, the Company held the following productive wells and developed acres:

                                             Oil       Gas     Oil & Gas
                                             ---       ---     ---------
         (i)    Gross Productive Wells        242        8        18
         (ii)   Net Productive Wells          235        1.2      10.5
         (iii)  Gross Developed Acres       3,907    1,310       958
         (iv)   Net Developed Acres         2,123.6     66       179.5

     f. Undeveloped Acreage. As of December 31, 2002, the Company held the following undeveloped acreage:

          (i)    Gross Acres                   121
          (ii)   Net Acres                      54

     g.  Drilling Activity.  No drilling activity occurred in 2002 or 2001.

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

                                             HIGH BID              LOW BID
            2001

     1st Quarter                               3/16                  3/16
     2nd Quarter                               5/32                  3/16
     3rd Quarter                               1/16                  5/32
     4th Quarter                               1/16                  1/16

           2002

     1st Quarter                               7/32                  1/16
     2nd Quarter                               5/16                  1/16
     3rd Quarter                               9/16                  1/16
     4th Quarter                               1/4                   1/16

           2003

     1st Quarter thru March 21 		     1/8                   1/16

     On March 31, 2003, there were 3,601 holders of record of its common stock.

     No dividends were declared or paid during 2002 or 2001 and the Company has no present intention to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (a)	Results of Operations.  The Company continued to endeavor a
decrease in production for 2002 as overall production decreased 25.5% from 2001. This decline in gross production is offset by an increase in received oil prices. The average price of an equivalent barrel of oil received in 2002 was $22.92, up from $22.61 received on average for 2001.

     The decrease in production when associated with the decrease in received oil prices resulted in a net loss to the Company of $238,398, or $.15 per share, on revenues of $448,858.

     The net loss from operations (before other income/expense items) was $215,429 for 2002 as compared to a net loss of $167,938 for 2001, or an increase in the loss from operations of 28% over the prior year's operations. To continue operating profitability, the Company will depend on significant increases in overall production and this production must be aided by maintaining current received oil prices over the following twelve month period, understanding that received oil prices are dependent on the results of world events outside the Company's control.

     (b)	Financial Condition and Liquidity.  The recurring losses from
2002 and prior year operations eroded the cash and cash equivalents of the Company, as the liquid assets were being used to fund current operations. Current liabilities continue to exceed current assets by $1,596,366 and stockholders' deficit was $1,499,084 for the year ended December 31, 2002. Management is also examining the possibility of realizing value for the Company's remaining assets, including, if necessary, dissolution.

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

2001 Compared to 2000

     (a)	Results of Operations.  Production declined 18.7% from 2000.  The decline in production, accompanied by an increase in oil prices, resulted in a net loss of $205,672, or $.13 per share, on revenues of $547,609. The Company's net loss from operations was $167,938 for 2001 as compared to a net income of $3,685 for 2000.

     The average price of an equivalent barrel of oil received in 2001 was $22.61, down from $27.18 received on average for 2000.

     (b)	Financial Condition and Liquidity.  Due to the Company's
recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $1,499,084, the Company may lack sufficient capital reserves and liquid or liquidatable assets to permit continued operations.

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

                              Independent Auditors' Report


The Board of Directors and Stockholders
Petrol Industries, Inc. and Subsidiaries
Shreveport, Louisiana

We have audited the consolidated balance sheet of Petrol Industries, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrol Industries, Inc. and Subsidiaries at December 31, 2002, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


HEARD McELROY & VESTAL LLP

Shreveport, Louisiana
March 31, 2003

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                              December 31, 2002

                 				ASSETS
Current assets:
  Cash and cash equivalents		                     $     47,405
  Accounts receivable:
    Trade	                                                   33,246
    Other                                                       9,498
                                                           ----------
									         42,744

  Inventory                                 			   31,427
  Prepaid expenses  							    6,463
                                                           ----------
          Total current assets			              128,039
                                                           ----------
Property and equipment, at cost:
  Land		                                              7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                    3,711,155
  Trucks and other operating equipment				  365,104
  Furniture and fixtures	                                 35,681
                                                           ----------
                                                	      4,118,940
  Less accumulated depreciation, depletion and
    amortization			                   		4,022,765
                                                           ----------
                                           	               96,175
                                                           ----------

Other assets				                            1,107
                                                           ----------

			                                        $   225,321
                                                           ==========
   	   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable		                            $    89,068
  Payable to interest owners						  341,789
  Payable to officer, net			                    942,705
  Notes payable                                               258,193
  Accrued expenses                     			         92,650
                                                           ----------
          Total current liabilities                         1,724,405
                                                           ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                       ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 2002 and 2001 		                          159,720
  Accumulated deficit                                      (1,658,804)
                                                           ----------
          Total stockholders' deficit                      (1,499,084)
                                                           ----------

                                 			          $   225,321
                                                           ==========

See accompanying notes to consolidated financial statements.

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Operations

                   Years ended December 31, 2002 and 2001

                                              2002            2001
                                              ----            ----
Revenues:
  Oil and gas sales		            $  416,315    	 519,486
  Other operating income	                32,543          27,823
                                            --------        --------
					               448,858         547,609
                                            --------        --------
Expenses:
  Lease operating expense                    507,152         506,926
  Severance taxes                             13,907          16,160
  General and administrative                 131,325         180,444
  Depreciation, depletion and
    amortization                              11,903          12,017
                                            --------        --------
                                             664,287         715,547
                                            --------        --------

          Operating income (loss)           (215,429)       (167,938)
                                            --------        --------
Other income and (expense):
  Gain on sale of assets                      38,307           5,740
  Interest and dividend income                   462             467
  Interest expense                           (61,738)        (43,941)
                                            --------        --------
                                             (22,969)        (37,734)
                                            --------        --------
          Loss before provision for
            income taxes                    (238,398)       (205,672)

Income tax                                       ---             ---
                                            --------        --------
          Net loss                    	$ (238,398)       (205,672)
                                            ========        ========

Net loss per share	              	$     (.15)           (.13)
                                            ========        ========




See accompanying notes to consolidated financial statements.

                PETROL INDUSTRIES, INC. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Deficit

               Years ended December 31, 2002 and 2001

                                              2002             	2001
                                              ----                ----
Preferred stock:				     	$        ---                ---

Common stock:
  Balance at beginning of year                 159,720            159,720
  Retirement of stock                              ---                ---
                                            ----------         ----------
  Balance at end of year                       159,720            159,720
                                            ----------         ----------

Accumulated deficit:
  Balance at beginning of year              (1,420,406)        (1,214,734)
  Net loss                                    (238,398)          (205,672)
                                            ----------         ----------
  Balance at end of year                    (1,658,804)        (1,420,406)
                                            ----------         ----------

          Total stockholders' deficit     $ (1,499,084)        (1,260,686)
                                            ==========         ==========









See accompanying notes to consolidated financial statements.

                   PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended December 31, 2002 and 2001



                                                    2002	      2001
                                                    ----          ----
Operating activities:
  Net loss	                               	$ (238,398)    (205,672)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization      11,903       12,017
      Gain on sale of assets                       (38,307)      (5,740)
      (Increase) decrease in accounts receivable    (7,296)      26,451
      (Increase) decrease in inventory             (10,199)      19,925
      Decrease in prepaid expenses                  (2,216)      (1,357)
      Increase (decrease) in accounts payable
        and accrued expenses                        53,240       (3,162)
      Increase in payable to officer, net           55,807       54,646
      Increase in payable to interest owners         6,362        6,954
                                                  --------     --------
        Net cash used by operating activities     (169,104)     (95,938)
                                                  --------     --------
Investing activities:
  Capital expenditures                             (31,404)      (9,397)
  Proceeds from sale of property and equipment      40,590        5,740
                                                  --------     --------
       Net cash used by investing activities         9,186       (3,657)
                                                  --------     --------
Financing activities:
  Proceeds from gross borrowings                   163,900      105,056
  Repayments of gross borrowings                   (12,563)        (200)
                                                  --------     --------
       Net cash provided by financing
         activities                                151,337      104,856
                                                  --------     --------

Increase (decrease) in cash and cash equivalents    (8,581)       5,261
Cash and cash equivalents at beginning of year      55,986       50,725
                                                  --------     --------

Cash and cash equivalents at end of year    	$   47,405       55,986
                                                  ========     ========

See accompanying notes to consolidated financial statements.

             PETROL INDUSTRIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                December 31, 2002 and 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

(2) LIQUIDITY AND FINANCIAL CONDITION.

    Due to the Company's previous losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $1,499,084, the Company could lack sufficient capital reserves and liquid or liquidatable assets to permit a full year of operations.

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

(4) INCOME TAXES.

    There was no income tax expense (benefit) reported for the years ended December 31, 2002 and 2001.

    The following table presents a reconciliation of the expected tax expense (benefit) using the statutory federal tax rates of 34% in 2001 and 2000, and the Company's actual tax benefit:

                                                    2002       	2001
                                                    ----        ----
    Tax (benefit at the statutory
      federal rate		            	$ (81,055)   (69,928)
    Current year losses that provided no
      tax benefit			                     81,055     69,928
    Other, net			                           				        0      5,329
                                                  -------    -------
							     	$     ---        ---
                                                  =======    =======

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
                               (continued)


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below.

     						                 2002         2001
                                                     ----         ----
    Deferred tax assets:
      Net property and equipment, principally
        due to differences in depreciation       $    27,000       28,000
      Accounts payable and accrued expenses	      71,000       52,000
      Tax net operating loss carryforward	           640,000      782,107
      Statutory depletion carryforward               428,000      458,000
                                                  ----------   ----------
        Total gross deferred tax assets		   1,166,000    1,320,107
        Less valuation allowance			  (1,166,000)  (1,320,107)
                                                  ----------   ----------
        Net deferred tax assets		       $       ---          ---
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

    The valuation allowance for deferred tax assets of approximately $1,166,000 at December 31, 2002, has decreased approximately $154,107 (the same as the net increase in certain deferred tax assets) from the amount determined at January 1, 2002. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

    The Company has federal tax net operating loss carryforwards of approximately $1,887,000, which expire between 2003 and 2022, which could be used to offset future federal taxable income. The Company has a statutory oil and gas depletion carryforward of approximately $1,258,000, which has no expiration date.

    There were no taxes paid in 2002 and 2001.

(5) PAYABLE TO INTEREST OWNERS.

    The Company has recorded a payable totaling $341,789 to approximately 100 individual owners of royalty, working interests, and/or overriding royalty interest as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

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

    The Company is primarily involved in the production of oil, which is sold to approximately ten oil companies. The Company had sales to two major customers in 2002 and 2001 as follows:

                       	       2002                  2001
                               ----                  ----

      	Customer 1	   $  32,000                35,000
	      Customer 2       350,000               415,000
                             -------               -------
                           $ 382,000   		   450,000
                             =======               =======

(7) NET LOSS PER SHARE.

    Net loss per share of common stock was computed on the weighted average number of share outstanding of 1,597,196 for 2002 and 2001, respectively.

(8) AFFILIATED PARTNERSHIPS.

    The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note 9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

    Indebtedness to partnerships for their portion of undistributed net revenue was approximately $16,241 at December 31, 2002, and is included in accounts payable.

(9) OTHER OPERATING INCOME.

    Other operating income for the years ended December 31, 2002 and 2001, consists of the following:

                                                  2002         2001
                                                  ----         ----
     Affiliated partnerships - operations
       and administration fee                  $  4,071        9,341
     Other						       28,472       18,482
                                                 ------       ------
					     		     $ 32,543       27,823
                                                 ======       ======

             PETROL INDUSTRIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                         (continued)

(10) RELATED PARTY TRANSACTIONS.

     Payable to officer, net, consists of the following:

                                                  2002        2001
                                                  ----        ----

     Accrued salary plus interest		     $ 942,705     886,898
     Note payable to Company plus interest           ---         ---
     Advances                            	           ---         ---
                                                 -------     -------
					     	           $ 942,705     886,898
                                                 =======     =======

     Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 2002 and 2001 were $61,738 and $43,941, respectively. The note payable represented a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bared interest at an annual rate of one-quarter of a percent in excess of prime rate of Citibank, N.A.
     Advances are non-interest bearing. At December 31, 1998, the Company netted the note payable to the Company from the officer and the advances from the officer against the amount which the Company owned the officer in accrued salary and interest.

(11) CONTINGENCIES.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12) NOTES PAYABLE.

     The Company obtained a note payable from an individual for an amount not to exceed $200,000, currently $87,437 as of December 31, 2002.
     The note bears interest at 10.75% and is due and payable, including any unpaid interest and principal, on December 31, 2003. The note is secured by a multiple obligations mortgage on mineral rights either currently owned or hereinafter acquired by the Company.

     The Company obtained a note payable from an individual for an amount not to exceed $200,000, currently $156,756 as of December 31, 2002. The note bears interest at 8.00% and is due and payable, including any unpaid interest and principal, on December 31, 2003. The note is secured by a multiple obligations mortgage on mineral rights either currently owned or hereinafter acquired by the Company

     The Company issued a note payable to an individual under an "Act of Compromise and Release" for the purchase of the individual's interest in the Company's producing leases. The individual was paid $6,000 in cash, and issued a note in the amount of $24,000, currently $14,000 as of December 31, 2002. The note is payable in 48 monthly installments

             PETROL INDUSTRIES, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                         (continued)

     of $500, commencing June 1, 2002, with interest of 8.00% due only from the maturity date of the note until paid. The producing leases purchased by the Company secure the note.
















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

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                   Supplemental Oil and Gas Information
                              (unaudited)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities - Schedule 4

Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $25.76 per barrel for oil at December 31, 2002) to estimated quantities of proved developed reserves as of each year-end. Oil prices have increased slightly in early 2003 from year-end levels. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year-end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

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

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 2002 and 2001.

                                                                 SCHEDULE 1

                 PETROL INDUSTRIS, INC. AND SUBSIDIARIES

                  Capital Costs Relating to Oil and Gas
                          Producing Activities

                      December 31, 2002 and 2001
                              (unaudited)



	 	                              2002          2001
                                          ----          ----

Proved properties		           	 $  3,711,155     4,131,447
Other                      		      365,104       357,773
                                       ----------    ----------
						    4,076,259     4,489,220
Accumulated depreciation, depletion
  and amortization			    3,990,664     4,419,533
                                       ----------    ----------

Net capitalized costs           	 $     85,895        69,687
                                       ==========    ==========




NOTE: Included in capitalized costs at December 31, 2002 and 2001, is $746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.

                                                                  SCHEDULE 2

                 PETROL INDUSTRIES, INC. AND SUBSIDIARIES

            Costs Incurred in Oil and Gas Property Acquisition,
                 Exploration, and Development Activities

                 Years ended December 31, 2002 and 2001
                                (unaudited)





                                             2002          2001
                                             ----          ----

Developmental Costs	                   $ 31,404         9,397
                                            =======       =======

                                                                 SCHEDULE 3

                  PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                        Estimated Net Quantities of
                    Proved Developed Oil and Gas Reserves

                    Years ended December 31, 2002 and 2001
                                  (unaudited)



                                                2002             	2001
                                               Barrels           Barrels
                                                of Oil            of Oil
                                               -------           -------

Proved developed reserves:
  Beginning of year			           122,082           144,628
  Production                                   (17,960)          (22,546)
  Sale of minerals in place                    (49,358)              ---
  Revisions, extensions and discoveries            ---               ---
                                               -------           -------

End of year                                     54,764           122,082
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

                                                                  SCHEDULE 4

                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Standardized Measure of Discounted Future Net Cash
                 Flows Relating to Proved Oil and Gas Quantities

                       Years ended December 31, 2002 and 2001
                                       (unaudited)


                                             2002            2001
                                             ----            ----
                                                (in thousands)

Future cash inflows                   	$  1,411           2,000
Future production and development cost      (1,547)         (2,744)
Future income tax (expense) benefit            ---             ---
                                            ------          ------

Future net cash flows (deficit)               (136)           (744)
10% annual discount for estimated
  timing of cash flows (deficit)                18             127
                                            ------          ------

Standardized measure of discounted
  future net cash flows (deficit)      	$   (118)           (617)
                                            ======          ======


Principal sources of changes in the standardized measure of discounted future net cash flows for the years shown:

                                             2002            2001
                                             ----            ----
                                                (in thousands)

Net changes in prices and production
  cost, including excise taxes        	$    417          (1,774)
Sales and transfers of oil and gas
  produced, net of production costs             91             (13)
Net change due to revisions, extensions,
  and discoveries                              ---             ---
Net change due to purchase (sale) of
  minerals-in-place                            ---             ---
Development cost incurred during the
  period                                        31               9
Accretion of discount                          (62)             95
Change in production rates (timing)
  and other                                     22             120
                                            ------          ------

                                 	     	$    499          (1,563)
                                            ======          ======

NOTE: The proved and proved developed reserves are located within the United States.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     	   Not applicable.

                              PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	The Directors of Petrol are as follows:

                                Position with the Company
                                 and Business Experience         Director
Name                  Age        During Past Five Years           Since
----                  ---       -------------------------        --------

Joseph M. Rodano       66       Chairman of the Board of           1972
                                Directors, President and
                                Chief Executive Officer of
                                Petrol since 1972; Treasurer
                                of Petrol since 1980; Assistant
               			              Secretary since March 1996

Robert M. Bontempi     71       Director, Retired; Bond            1972
                                Salesman, Thomson McKinnon
                                Securities, 1983-1988.

Arlys C. Milan         48       Vice President of Petrol           1994
                                since 1990; Office Manager
                                for more than 4 years prior
                                thereto; elected to Board of
                                Directors in August, 1994.

     All Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualify.

     (b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                                      Position with the Company and Business
Name                     Age          Experience During Past Five Years
----                     ---          --------------------------------------

Joseph M. Rodano         66            See "Directors" above.

Arlys C. Milan           48            See "Directors" above.

     All Officers serve at the pleasure of the Board of Directors.

(c)  Significant Employees.

     None.

(d) 	Family Relationships.

     None.

(e) 	Business Experiences.

     See (a) and (b) above.

(f) 	Involvement in Legal Proceedings.

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

                               SUMMARY COMPENSATION TABLE

                                                                               Long-Term Compensation
                                      Annual Compensation                      Awards         Payouts
                           __________________________________________  ________________________________
Name and                                                               Restricted                         All Other
Principal                                              Other Annual      Stock     Options/    LTIP      Compensation
Position                   Year  Salary($)  Bonus($)  Compensation($)  Awards($)   SARs(#)   Payouts($)       ($)
---------                  ----  ---------  --------  ---------------  ----------  --------  ----------  ------------
Joseph M. Rodano,
President, Chief           2001   12,000       -            -                -         -         -              -
Executive Officer and      2002   12,000       -            -                -         -         -              -
Chairman of the Board


Stock Option Grants
-------------------

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 2002 and 2001 to Mr. Rodano.

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

         SARs      Employees     Exercise
       Granted     in Fiscal    Base Price    Expiration                                    Grant Date
Name     (#)         Year         ($/Sh)         Date          5%($)       10%($)         Present Value $
----   --------    ----------   ----------    ----------       -----       ------         ---------------

                                              NOT APPLICABLE



Stock Option Exercises
----------------------

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 2002 or 2001 and did not have any unexercised options at the fiscal year-end.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

 									                                                          Value of Unexercised
                                     Number of Unexercised             In-the-Money
         Shares                         Option/SARs at                Option/SARs at
        Acquired                           FY-End(#)                     FY-End ($)
          on           Value       ___________________________   ___________________________
Name   Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----   -----------   -----------   -----------   -------------   -----------   -------------

                                   Not Applicable


Long-Term Incentive Plan Awards in Last Fiscal Year
---------------------------------------------------

     There were no awards made in the fiscal year ended December 31, 2002 and 2001 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

                   LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                         Estimated Future Payouts Under Non-Stock
        Number of     Performance or               Price-Based Plans
          Shares       Other Period      ________________________________________
         Units or         Until          Threshold           Target       Maximum
       Other Rights   Maturation or      ($ or #)           ($ or #)      ($ or #)
Name       (#)           Payout
----   ------------   --------------     ---------          --------      --------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)	The following table sets forth, as of March 31, 2003, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

             Name of               Amount and Nature              Percent
          Beneficial Owner       of Beneficial Ownership         of Class
          ----------------       -----------------------         --------

          Joseph M. Rodano           576,325 (direct)              36.0%

     (b)	The following table sets forth, as of March 31, 2003, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the four next most highly compensated officers, and by all directors and officers as a group:

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


                             		   PETROL INDUSTRIES, INC.



March  31 , 2003		            By:       S/Joseph M. Rodano
                                       ---------------------------------
                             			   Joseph M. Rodano
						      President and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.



March  31, 2003				           s/Joseph M. Rodano
                                       ---------------------------------
                              	   Joseph M. Rodano - Director



March  31, 2003				           s/Robert Bontempi
                                       ---------------------------------
                                	   Robert Bontempi - Director



March  31, 2003 		                      s/Arlys C. Milan
                                       ---------------------------------
                                	   Arlys C. Milan - Director