Form 10QSB
period 2003-03-31
PETROL INDUSTRIES INC
filed 2003-05-15
CIK 77864

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours per Response:  1.0

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended:    March 31, 2003

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to __________

Commission File number:       0-3912

                         PETROL INDUSTRIES, INC.
                         -----------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                             75-1282449
-------------------------------     ------------------------------------
(State or Other Jurisdiction of     (IRS Employer Identification Number)
 Incorporation of Organization)

       202 N. Thomas, Suite 4          Shreveport, LA  71107-6539
       ----------------------------------------------------------
                (Address of Principal Executive Offices)

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

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 PETROL INDUSTRIES, INC. & SUBSIDIARIES
                       Consolidated Balance Sheets

                                                  March 31,   December 31,
                                                    2003         2002
                                                  ---------   ------------
                              ASSETS
                              ------
Current assets:
  Cash and cash equivalents                    $    42,395         47,405

  Accounts receivable:
    Trade                                           60,841         33,246
    Other                                            9,498          9,498
                                                ----------     ----------
                                                    70,339         42,744

Inventory                                           32,550         31,427
Prepaid expenses                                    11,139          6,463
                                                ----------     ----------
          Total current assets                     156,423        128,039
                                                ----------     ----------
Property and equipment, at cost:
  Land                                               7,000          7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method         3,581,902      3,711,155
  Trucks and other operating equipment             350,753        365,104
  Furniture and fixtures                            35,681         35,681
                                                ----------     ----------
                                                 3,975,336      4,118,940
  Less accumulated depreciation, depletion and
    amortization                                 3,878,155      4,022,765
                                                ----------     ----------
                                                    97,181         96,175

Other assets                                         1,107          1,107
                                                ----------     ----------

                                               $   254,711        225,321
                                                ==========     ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current liabilities:
  Accounts payable                             $    49,490         89,068
  Payable to interest owners                       300,233        341,789
  Payable to officer, net                          957,071        942,705
  Note payable                                     279,693        258,193
  Accrued expenses                                  90,630         92,650
                                                ----------     ----------
          Total current liabilities              1,677,117      1,724,405

Stockholders' deficit:
  Preferred stock-no par value. Authorized
    1,000,000 shares; no shares issued or
    outstanding                                        ---            ---
  Common stock-$.10 par value. Authorized
    10,000,000 shares; issued and outstanding
    1,597,196 shares in 2002 and 2001              159,720        159,720
  Accumulated deficit                           (1,582,126)    (1,658,804)
                                                ----------     ----------
          Total stockholders' deficit           (1,422,406)    (1,499,084)
                                                ----------     ----------

                                               $   254,711        225,321
                                                ==========     ==========

                         PETROL INDUSTRIES, INC.

                  Consolidated Statements of Operations

               Three Months Ended March 31, 2003 and 2002
                               (unaudited)




                                       2003              2002
                                       ----              ----

Revenues:
  Oil and gas sales               $   199,785           86,557
  Other operating income                6,036            4,727
                                    ---------         --------
                                      205,821           91,284
                                    ---------         --------
Expenses:
  Lease operating expense             135,069          131,523
  General and administrative           35,501           32,365
  Depreciation, depletion
    and amortization                    3,330            2,775
                                    ---------        ---------
                                      173,900          166,663
                                    ---------        ---------

          Operating income/(loss)      31,921          (75,379)
                                    ---------        ---------

Other income and (expense):
  Gain on sale of assets               61,500              ---
  Interest income                           2                5
  Interest expense                    (16,745)         (14,195)
                                    ---------        ---------
                                       44,757          (14,189)
                                    ---------        ---------

          Net income/(loss)       $    76,678          (89,568)
                                    =========        =========

Net income/(loss) per share       $      0.05            (0.06)
                                    =========        =========

Average common shares
  outstanding                       1,597,196        1,597,196
                                    =========        =========

                         PETROL INDUSTRIES, INC.

                  Consolidated Statements of Cash Flows

               Three Months Ended March 31, 2003 and 2002
                               (unaudited)





                                                      2003        2002
                                                      ----        ----

Operating activities:
  Net loss                                        $  76,678     (89,568)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization        3,330       2,775
      Gain on sale of assets                        (61,500)        ---
      Losses on retirements of property and
        equipment included in lease operating
        expenses                                        ---         ---
  Changes in assets and liabilities:
     Increase in accounts receivable                (27,595)     (8,148)
     Increase in inventory                           (1,123)     (5,379)
     Increase in prepaid expenses                    (4,676)     (6,909)
     (Decrease) increase in accounts payable
       and accrued expenses                         (41,598)     16,897
     Increase in payable to officer, net             14,366      13,729
     (Decrease) increase in payable to interest
       owners                                       (41,556)        ---
                                                    -------     -------
         Net cash (used) by operating activities    (83,674)    (76,603)

Investing activities:
  Capital expenditures                               (4,337)     (1,105)
  Proceeds from sale of property and equipment       61,500         ---
                                                    -------     -------
         Net cash used by investing activities       57,163      (1,105)

Financing activities:
  Proceeds from gross borrowings                     25,000      64,000
  Repayments of gross borrowings                     (3,500)     (1,500)
                                                    -------     -------
         Net cash provided by financing activities   21,500      62,500

Increase (decrease) in cash and cash equivalents     (5,011)    (15,208)
Cash and cash equivalents at beginning of period     47,405      55,986
                                                    -------     -------

Cash and cash equivalents at end of period        $  42,394      40,778
                                                    =======     =======

                         PETROL INDUSTRIES, INC.

       Consolidated Statements of Changes in Stockholders' Deficit

               Three Months Ended March 31, 2003 and 2002
                               (unaudited)



                                                  2003          2002
                                                  ----          ----


Stockholder's deficit at January 1           $ (1,499,084)   (1,260,686)

   Net loss for the three month period             76,678       (89,568)
                                               ----------    ----------

Stockholder's deficit at March 31            $ (1,422,406)   (1,350,254)
                                               ==========    ==========

                         PETROL INDUSTRIES, INC.

               Notes to Consolidated Financial Statements

                               (unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 2002 Annual Report on Form 10-KSB.

2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 2003 or 2002.

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March
     31. Totaling the number of shares outstanding at the end of each month and dividing that total by the number of months determined the weighted average number of shares outstanding.

                                             Total Number of
                                           Shares Outstanding
                                            2003         2002
                                            ----         ----

         January 31                       1,597,196    1,597,196
         February 28                      1,597,196    1,597,196
         March 31                         1,597,196    1,597,196


4. The expected tax benefit resulting from operations for the first three months of 2003 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     With an increase of approximately 43.5% in production and an increase of approximately 28.1% increase in average oil prices, oil and gas sales revenues increased significantly during the first quarter of 2003, as compared to the 2002 period. The Company realized a net income of $76,678, or $.05 per share, as compared to a net loss of $89,568, or ($.06) per share, in the 2002 period.

      The Company realized an operating income of $21,921 in the first quarter of 2003, compared to an operating loss of $75,379 in the prior year's first quarter. Oil prices averaged $25.40 per barrel during the first quarter of 2003, compared to an average of $18.25 per barrel in the 2002 period.

      Profitability is contingent essentially upon two factors:
increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

      The Company had cash and cash equivalents at March 31, 2003, of $42,395, compared to $47,405 at the end of the 2002 fiscal year.
Management estimates that it owes $300,233 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.
















                                 SIGNATURE
                                 ---------

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   March 31, 2003            PETROL INDUSTRIES, INC.



                                            S/Joseph M. Rodano
                                   By:__________________________________
                                      Joseph M. Rodano
                                      President & Treasurer

                              CERTIFICATION
                              -------------

I, Joseph M. Rodano, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Petrol Industries, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented this quarterly report our conclusions about the about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 15, 2003

      S/Joseph M. Rodano
  _________________________
  Joseph M. Rodano
  President & Treasurer

                              CERTIFICATION
                              -------------


I, Arlys C. Milan, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Petrol Industries, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented this quarterly report our conclusions about the about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 15, 2003

     s/Arlys C. Milan
  _________________________
  Arlys C. Milan
  Vice President & Secretary