Form 10QSB
period 2003-06-30
PETROL INDUSTRIES INC
filed 2003-08-13
CIK 77864

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours per Response:  1.0

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended:    June 30, 2003

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

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  PETROL INDUSTRIES, INC. & SUBSIDIARIES
                        Consolidated Balance Sheets

                                                     June 30,    December 31,
                                                       2003         2002
                                                     --------    ------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents                        $    23,849         47,405
  Accounts receivable:
    Trade                                               67,211         33,246
    Other                                                9,498          9,498
                                                    ----------     ----------
                                                        76,709         42,744

Inventory                                               24,165         31,427
Prepaid expenses                                        13,172          6,463
                                                    ----------     ----------
          Total current assets                         137,895        128,039

Property and equipment, at cost:
  Land                                                   7,000          7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method             3,583,578      3,711,155
  Trucks and other operating equipment                 351,302        365,104
  Furniture and fixtures                                35,681         35,681
                                                    ----------     ----------
                                                     3,977,561      4,118,940
  Less accumulated depreciation, depletion and
    amortization                                     3,881,485      4,022,765
                                                    ----------     ----------
                                                        96,076         96,715

Other assets                                             1,107          1,107

                                                   $   235,078        225,321
                                                    ==========     ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------

Current liabilities:
  Accounts payable                                 $    54,074         89,068
  Payable to interest owners                           303,515        341,789
  Payable to officer, net                              971,162        942,705
  Notes payable                                        278,193        258,193
  Accrued expenses                                      98,798         92,650
                                                    ----------     ----------
          Total current liabilities                  1,705,742      1,724,405

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                ---            ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 2002 and 2001                                   159,720        159,720
  Accumulated deficit                               (1,630,384)    (1,658,804)
                                                    ----------     ----------
          Total stockholders' deficit               (1,470,664)    (1,499,084)
                                                    ----------     ----------

                                                   $   235,078        225,321
                                                    ==========     ==========

                          PETROL INDUSTRIES, INC.

                   Consolidated Statements of Operations
                                (unaudited)




                                       Quarter Ended               Year Ended
                                          June 30,                  June 30,
                                  ----------------------    ----------------------
                                     2003         2002         2003         2002
                                  ----------------------    ----------------------
Revenues:
  Oil and gas sales              $  173,457      107,228      373,242      194,208
  Other operating income              1,598        4,231        7,634        8,959
                                  ---------    ---------    ---------    ---------
                                    175,055      111,459      380,876      203,167
                                  ---------    ---------    ---------    ---------
Expenses:
  Lease operating expense           161,429      111,091      296,498      242,627
  General and administrative         41,674       45,180       77,175       77,545
  Depreciation, depletion
    and amortization                  3,330        2,775        6,660        5,550
                                  ---------    ---------    ---------    ---------
                                    206,433      159,046      380,333      325,722
                                  ---------    ---------    ---------    ---------

       Operating income/(loss)   $  (31,378)     (47,587)         543     (122,555)
                                  ---------    ---------    ---------    ---------

Other income and (expense):
  Gain on sale of assets                ---       38,057       61,500       38,057
  Interest income                        61           50           63           54
  Interest expense                  (16,941)     (15,473)     (33,686)     (29,668)
                                  ---------    ---------    ---------    ---------
                                    (16,880)      22,634       27,877        8,443
                                  ---------    ---------    ---------    ---------

       Net income/(loss)         $  (48,258)     (24,953)      28,420     (114,122)
                                  =========    =========    =========    =========

Net income/(loss)per share       $    (0.03)       (0.02)        0.02         (.08)
                                  =========    =========    =========    =========

Average common shares
  outstanding                     1,597,196    1,597,196    1,597,196    1,597,196
                                  =========    =========    =========    =========



                          PETROL INDUSTRIES, INC.

                   Consolidated Statements of Cash Flows

                  Six months ended June 30, 2003 and 2002
                                (unaudited)

                                                        2003          2002
                                                        ----          ----
Operating activities:
  Net income/(loss)                                 $  28,420      (114,112)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization          6,660         5,550
      Gain on sale of assets                          (61,500)      (38,057)
    Changes in assets and liabilities:
       Increase in accounts receivable                (33,965)       (7,300)
       Decrease (increase) in inventory                 7,262       (11,127)
       Increase in prepaid expenses                    (6,709)       (7,215)
       Increase (decrease) in accounts payable
         and accrued expenses                         (28,846)       19,024
       Increase in payable to officer, net             28,457        27,626
       Decrease in payable to interest owners         (38,274)         (380)
                                                     --------      --------
         Net cash used by operating activities        (98,495)     (125,991)

Investing activities:
  Capital expenditures                                 (6,561)      (25,908)
  Proceeds from sale of property and equipment         61,500        40,318
                                                     --------      --------
         Net cash provided by investing activities     54,939        15,089

Financing activities:
  Proceeds from gross borrowings                       25,000       128,900
  Repayments of gross borrowings                       (5,000)      (19,563)
                                                     --------      --------
         Net cash provided by financing activities     20,000       109,337

Decrease in cash and cash equivalents                 (23,556)       (1,565)
Cash and cash equivalents at beginning of period       47,405        55,986
                                                     --------      --------

Cash and cash equivalents at end of period          $  23,849        54,421
                                                     ========      ========


                          PETROL INDUSTRIES, INC.

        Consolidated Statements of Changes in Stockholders' Deficit

                  Six months ended June 30, 2003 and 2002
                                (unaudited)



                                                  2003          2002
                                                  ----          ----

Stockholder's deficit at January 1           $ (1,499,084)   (1,260,686)

   Net income/(loss) for six-month period          28,420      (114,112)
                                               ----------    ----------

Stockholder's deficit at June 30             $ (1,470,664)   (1,374,798)
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

                                             Total Number of
                                           Shares Outstanding
                                            2003         2002
                                          ----------------------

         January 31                       1,597,196    1,597,196
         February 28                      1,597,196    1,597,196
         March 31                         1,597,196    1,597,196
         April 30                         1,597,196    1,597,196
         May 31                           1,597,196    1,597,196
         June 30                          1,597,196    1,597,196

  4. The expected tax benefit resulting from operations for the first six months of 2003 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Oil and gas sales revenues increased approximately 61.8% in the second quarter of 2003, compared to the second quarter of 2002, the result being an approximate 43.9% increase in production. The Company's net loss for the period increased to $48,258, or ($.03) per share compared to $24,953 in the 2002 period, or ($.02) per share.

      The Company sustained an operating loss of $31,378 in the second quarter of 2003, compared to an operating loss of $47,587 in the prior year's second quarter. For the six-month period ending June 30, 2003, the Company realized a net income of $28,420 as compared to a net loss of $114,112 in the prior year's period.

      Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

      Oil prices averaged $26.95 per barrel during the second quarter of 2003, compared to an average of $22.14 per barrel in the 2002 period. For the six-month period, oil prices averaged $26.11 per barrel in 2003 compared to $20.23 in 2002.

      The Company had cash and cash equivalents at June 30, 2003, of $23,849, compared to $47,405 at the end of the 2002 fiscal year.
Management estimates that it owes $303,515 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

      In April 2003, Stuart A. Meyersburg, a stockholder, purchased a total of 2,500 Shares Common Stock, $.10 par value per share, of Petrol Industries (PTLD) in an open market transaction. All of the shares purchased by Mr. Meyersburg were purchased with his personal funds. This purchase brought his total holdings to 81,750 shares, comprising approximately 5.11% of the outstanding shares. Mr. Meyersburg acquired the previous 4.96% of the shares in open market transactions between March 2002 and March 2003.

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



Date:  August 14, 2003

                                        PETROL INDUSTRIES, INC.



                                        By:     s/Joseph M. Rodano
                                           -------------------------------
                                           Joseph M. Rodano
                                           President and Treasurer

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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;

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

Date:       August 14, 2003

      S/Joseph M. Rodano
------------------------------
     Joseph M. Rodano
     President & Treasurer

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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;

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

Date:       August 14, 2003


      S/Arlys C. Milan
-------------------------------
      Arlys C. Milan
  Vice President & Secretary