Form 10QSB
period 2003-09-30
PETROL INDUSTRIES INC
filed 2003-11-13
CIK 77864

                           U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-QSB


OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours per Response:  1.0

(Mark One)

(xx) Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended:	September 30, 2003

(  ) Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to __________

Commission File number:		0-3912

                            PETROL INDUSTRIES, INC.
                            -----------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                             75-1282449
            ------                             ----------
(State or Other Jurisdiction of     (IRS Employer Identification Number)
 Incorporation of Organization)

            202 N. THOMAS, SUITE 4          SHREVEPORT, LA  71107-6539
            ----------------------------------------------------------
                     (Address of Principal Executive Offices)

                                 (318) 424-6396
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                     N/A
                                     ---
              (Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report)

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

	Yes (   )   No (   )

                           APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,597,196


                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           PETROL INDUSTRIES, INC. & SUBSIDIARIES
                                Consolidated Balance Sheets

                                                      September 30,   December 31,
                                                          2003            2002
                                                      -------------   ------------

                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents                            $   58,131         47,405
  Accounts receivable:
    Trade                                                  52,529         33,246
    Other		                                          9,498          9,498
                                                       ----------     ----------
                                                           62,027         42,744

Inventory                                                  26,242         31,427
Prepaid expenses                                           11,434          6,463
                                                       ----------     ----------
          Total current assets                            157,834        128,039
                                                       ----------     ----------

Property and equipment, at cost:
  Land                                                      7,000          7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                3,229,839      3,711,155
  Trucks and other operating equipment                    361,124        365,104
  Furniture and fixtures                                   35,681         35,681
                                                       ----------     ----------
                                                        3,633,644      4,118,940
  Less accumulated depreciation, depletion and
    amortization                                        3,529,409      4,022,765
                                                       ----------     ----------
             		                                  104,235         96,715
                                                       ----------     ----------

Other assets		                                    1,107          1,107
                                                       ----------     ----------

                                                      $   263,176        225,321
                                                       ==========     ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current liabilities:
  Accounts payable                                    $    48,588         89,068
  Payable to interest owners	                            306,499        341,789
  Payable to officer, net                                 985,424        942,705
  Notes payable                                           271,256        258,193
  Accrued expenses		                            106,323         92,650
                                                       ----------     ----------
         Total current liabilities		              1,718,090      1,724,405
                                                       ----------     ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding	              ---            ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 2003 and 2002                                      159,720        159,720
  Accumulated deficit                                  (1,614,634)    (1,658,804)
                                                       ----------     ----------
          Total stockholders' deficit		       (1,454,914)    (1,499,084)
                                                       ----------     ----------

                                                      $   263,176        225,321
                                                       ==========     ==========



                                  PETROL INDUSTRIES, INC.

                          Consolidated Statements of Operations
                                        (unaudited)



                                     Quarter Ended                   Year Ended
                                     September 30,                  September 30,
                               ------------------------       ----------------------
                                  2003            2002           2003          2002
                               ------------------------       ----------------------
Revenues:
  Oil and gas sales	       $  185,332      114,097          558,574      308,305
  Other operating income            3,195       20,843           10,829       29,802
                                ---------    ---------        ---------    ---------
                                  188,527      134,940          569,403      338,107
                                ---------    ---------        ---------    ---------

Expenses:
  Lease operating expense	    176,852      124,342          473,350      366,969
  General and administrative	     47,581       27,246          124,756      104,791
  Depreciation, depletion
    and amortization		      3,330        2,775            9,990        8,325
                                ---------    ---------        ---------    ---------
                                  227,763      154,363          608,096      480,085
                                ---------    ---------        ---------    ---------

    Operating loss             $  (39,236)     (19,423)         (38,693)    (141,978)
                                ---------    ---------        ---------    ---------

Other income and (expense):
  Gain on sale of assets           72,000          ---          133,500       38,057
  Interest income                       2          ---               65           54
  Interest expense                (17,016)     (15,653)         (50,702)     (45,321)
                                ---------    ---------        ---------    ---------
                                   54,986      (15,653)          82,863       (7,210)
                                ---------    ---------        ---------    ---------

     Net income/(loss)         $   15,750      (35,076)          44,170     (149,188)
                                =========    =========        =========    =========

Net loss per share             $     0.01        (0.02)            0.03         (.09)
                                =========    =========        =========    =========

Average common shares
  outstanding                   1,597,196    1,597,196        1,597,196    1,597,196
                                =========    =========        =========    =========




                                     PETROL INDUSTRIES, INC.

                              Consolidated Statements of Cash Flows

                          Nine months ended September 30, 2003 and 2002
                                           (unaudited)


                                                                    2003         2002
                                                                    ----         ----
Operating activities:
  Net income/(loss)	                                        $   44,170     (149,188)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization                       9,990        8,325
      Gain on sale of assets                                      (133,500)     (38,057)
      Losses on retirements of property and equipment
        included in lease operating expenses                           ---          ---
     Changes in assets and liabilities:
       Increase in accounts receivable                             (19,283)     (17,138)
       Decrease (increase) in inventory		                     5,185 	   (4,883)
       Increase in prepaid expenses                                 (4,971)      (7,441)
       Increase (decrease) in accounts payable and
         accrued expenses                                          (26,807)      25,000
       Increase in payable to officer, net                          42,719       41,692
       Increase (decrease) in payable to interest owners           (35,290)       4,592
                                                                  --------     --------
         Net cash (used) provided by operating activities         (137,098)    (137,098)

Investing activities:
  Capital expenditures		                                     (18,050)     (25,520)
  Proceeds from sale of property and equipment		             133,500       40,318
                                                                  --------     --------
         Net cash provided by investing activities                 115,450       14,798

Financing activities:
  Proceeds from gross borrowings                                    25,000      138,900
  Payments on gross borrowings                                     (11,937)     (21,064)
                                                                  --------     --------
         Net cash provided by financing activities                  13,063      117,836


Increase (decrease) in cash and cash equivalents                    10,726       (4,464)
Cash and cash equivalents at beginning of period                    47,405       55,986
                                                                  --------     --------

Cash and cash equivalents at end of period                       $  58,131       51,522
                                                                  ========     ========





                                    PETROL INDUSTRIES, INC.

                  Consolidated Statements of Changes in Stockholders' Deficit

                         Nine months ended September 30, 2003 and 2002
                                          (unaudited)




                                                             2003          2002
                                                             ----          ----

Stockholder's deficit at January 1                     $ (1,499,084)	(1,260,686)

   Net income/(loss) for the nine-month period               44,170       (149,188)
                                                         ----------     ----------

Stockholder's deficit at September 30                  $ (1,454,914)	(1,409,874)
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

                                            Total Number of
                                           Shares Outstanding
                                           2003          2002
                                           ------------------
	     January 31	                 1,597,196    1,597,196
	     February 28	                 1,597,196    1,597,196
	     March 31	                 1,597,196    1,597,196
	     April 30	                 1,597,196    1,597,196
	     May 31	                       1,597,196    1,597,196
	     June 30	                 1,597,196    1,597,196
	     July 31	                 1,597,196    1,597,196
           August 31                     1,597,196    1,597,196
	     September 30	                 1,597,196    1,597,196

4. The expected tax benefit resulting from operations for the first nine months of 2003 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   Oil and gas sales revenues increased approximately 62.4% in the third quarter of 2003, compared to the third quarter of 2002, the result being an approximate 30.5% increase in production and an increase of approximately 12.8% in average oil prices. The Company realized a net income for the period of $15,750, or $.01 per share, compared to a net loss of $35,076 in the 2002 period, or $(0.02) per share.

   The Company sustained an operating loss of $39,236 in the third quarter of 2003, compared to an operating loss of $19,423 in the prior year's third quarter. For the nine-month period ending September 30, 2003, the Company realized a net income of $44,170 as compared to a net loss of $149,188 in the prior year's period.

   Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

   Oil prices averaged $28.38 per barrel during the third quarter of 2003, compared to an average of $25.16 per barrel in the 2002 period. For the nine-month period, oil prices averaged $26.80 per barrel in 2003 compared to $21.95 in 2002.

   The Company had cash and cash equivalents at September 30, 2003, of $58,131, compared to $47,405 at the end of the 2002 fiscal year.
Management estimates that it owes $306,499 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

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





Date:  November 13, 2003



						      PETROL INDUSTRIES, INC.



						By: 	s/Joseph M. Rodano
							------------------------------
	                                    Joseph M. Rodano
		                              President and Treasurer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
          Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;

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


Date:     November 13, 2003

   s/Joseph M. Rodano
---------------------------------
Joseph M. Rodano
President & Treasurer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
          Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;

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

Date:     November 13, 2003

   s/Arlys C. Milan
---------------------------------
Arlys C. Milan
Vice President & Secretary