Form 10QSB/A
period 2003-09-30
PETROL INDUSTRIES INC
filed 2003-12-19
CIK 77864

                           U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-QSB/A


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

                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                   ---------------------------------------------


In connection with the Quarterly Report of Petrol Industries, Inc. (the "Company") on Form 10-QSB for the quarter ended October 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  December 18, 2003				s/Joseph M. Rodano
							-------------------------
							Joseph M. Rodano
							President & Treasurer