Form 10KSB
period 2003-12-31
PETROL INDUSTRIES INC
filed 2004-03-31
CIK 77864

                                       FORM 10-KSB

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [FEE REQUIRED]

                      For the fiscal year ended December 31, 2003

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to _______________________

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

       TITLE OF EACH CLASS          NANE IF EACH EXCGABGE IB WHICH REGISTERED
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [XX]

State the issuer's revenues for its most recent fiscal year:  $763,846.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of the stock as of March 31, 2003 was $399,299.

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

Transitional Small Business Disclosure Format:  Yes [  ] No  [XX]


                          DOCUMENTS INCORPORATED BY REFERENCE:   None
                                      Page 1 of 37 Pages
                                    Index Appears at Page 9

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

     As of December 31, 2003, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 157 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 130 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, 20 of its wells will be placed back in operation during the course of 2003, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 20-30 wells will temporarily not be operating at any given time as maintenance is required. Current oil production, however, does not justify significant expenditures to restore operation of marginal wells. Management is carefully examining whether to suspend production on all or certain wells to conserve available capital and assets until world oil prices recover significantly. The Company's direct cost of extraction currently exceeds gross sales receipts at current oil prices. During the course of 2003, the Company disposed of six of its leases that had become a liability and, therefore, unprofitable to operate.

     Virtually all of the Company's oil production comes from property characterized as stripper well property, meaning that the wells located thereon produced an average of 10 barrels or less per day. In 2003, Petrol's interests in oil wells and gas wells taken together with oil wells owned by the limited partnerships organized in connection with its 1979 drilling program had a gross production of 26,766 barrels of oil and 4,910 MCF of gas, and production, net to Petrol, of 26,695 barrels of oil and 4,910 MCF of gas.

     The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.),the higher the gravity, the higher the price. Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 2003, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $27.52 per barrel of oil and $3.79 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS

     Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 2003 and 2002, approximately $104,534 and $104,955 were expended on such maintenance.

DRILLING PROGRAMS

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

     There was no drilling activity in 2003 or 2002.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION

     The Company's oil and gas production is sold to major oil companies and other purchasers that gather oil production by tank truck in areas where pipelines are not available. Link Energy, Inc. formerly, EOTT Energy Operating Limited Partnership and Genesis Crude Oil, LP accounted for 91.3% of the Company's 2003 oil sales. More than half a dozen other customers account for the balance of the Company's sales. Petrol is not a party to any long-term supply contracts for oil and gas.

     In recent years, Petrol's production has been sold at the local open market price, which is reflective of worldwide supply of and demand for crude oil and local demand for natural gas. Management believes that the continuing desire of domestic refiners and marketers of oil and gas to secure access to domestic production will continue to create a strong market for Petrol's products. Petrol anticipates, however, that the price that its' products will command will continue to closely match world oil prices, which in turn reflect world economic and political conditions.

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

     c. RESERVES REPORTED TO OTHER AGENCIES. The Company did not file any estimates of oil and gas reserves with any federal authority or agency during 2003.

     d. PRODUCTION. For the years ended December 31, 2003 and 2002, the average sales price (including transfers) per unit of oil produced was $27.52 and $22.92, respectively, and the average production cost (lifting cost) per unit of production for oil was $23.33 and $28.24, respectively.

     e. PRODUCTIVE WELLS AND ACREAGE. As of December 31, 2003, the Company held the following productive wells and developed acres:

                                            Oil       Gas     Oil & Gas
                                            ---       ---     ---------
        (i)    Gross Productive Wells        157        8        18
        (ii)   Net Productive Wells          149        1.2      10.5
        (iii)  Gross Developed Acres       3,671    1,310       958
        (iv)   Net Developed Acres         1,926.1     66       179.5

     f. UNDEVELOPED ACREAGE. As of December 31, 2003, the Company held the following undeveloped acreage:

          (i)    Gross Acres                   121
          (ii)   Net Acres                      54

     g.  DRILLING ACTIVITY.  No drilling activity occurred in 2003 or 2002.

     h.  PRESENT ACTIVITIES.  See Item 1.

     i. DELIVERY COMMITMENTS. The Company is not, and for more than three years, had not been required to provide any fixed or determinable quantity of oil or gas under any contracts or agreements.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Until June 8, 1992, trading in the Company's common stock was reported in the National Association of Securities Dealers' Automated Quotation system. Since June 9, 1992, the Company's common stock has been traded over-the-counter. Following are the high and low bids of its common stock as of January 1, 2003, on a quarterly basis. Prices are reported by the National Quotation Bureau, Inc., which may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                         HIGH BID             LOW BID
                                         ________             _______
            2002

     1st Quarter                           7/32                 1/16
     2nd Quarter                           5/16                 1/16
     3rd Quarter                           9/16                 1/16
     4th Quarter                           1/4                  1/16

           2003

     1st Quarter                           5/32                 1/16
     2nd Quarter                           1/2                  1/16
     3rd Quarter                           5/32                 1/16
     4th Quarter                           5/32                 3/32

           2004

     1st Quarter thru March 19 		    3/4                   3/32

     On March 31, 2004, there were 3,591 holders of record of its common stock.

     No dividends were declared or paid during 2003 or 2002 and the Company has no present intention to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (a) RESULTS OF OPERATIONS. The Company continues to endeavor a loss from operation, but showed an increase in production for 2003, as overall production increased by 49.0% (26,766 barrels vs. 17,960 barrels) from 2002. This increase in gross production is aided by an increase in received oil prices. The average price of an equivalent barrel of oil received in 2003 was $27.52, up from $22.92 received on average for 2002.

     The increase in production when associated with the increase in received oil prices resulted in a net loss to the Company of $19,733, or $.01 per share, on revenues of $763,846. The net loss to the Company was $238,398, or $.15 per share, on revenues of 448,858 for the year ended December 31, 2002.

     The net loss from operations (before other income/expense items) was $85,021 for 2003 as compared to a net loss of $215,429 for 2002, or a decrease in the loss from operations of 60.0% over the prior year's operations. To continue operating profitability, the Company will depend on significant increases in overall production and this production must be aided by maintaining current received oil prices over the following twelve month period, understanding that received oil prices are dependent on the results of world events outside the Company's control.

     (b)  FINANCIAL CONDITION AND LIQUIDITY.  The recurring losses from
2003 and prior year operations eroded the cash and cash equivalents of the Company, as the liquid assets were being used to fund current operations. Current liabilities continue to exceed current assets by $1,614,552 and stockholders' deficit was $1,518,817 for the year ended December 31, 2003.

     Management is examining available financing alternatives to enable it to remain in operation. These alternatives range from seeking out-side equity capital to permit continued or expanded operations, with the hope of lowering average direct lifting costs, to shutting down all but minimal operations utilizing only a skeleton staff, putting the Company in a suspended state for as long as assets permit. Management is also examining the possibility of realizing value for the Company's remaining assets, including, if necessary, dissolution.

     (c) ENVIRONMENTAL. The Company's operations are subject to numerous laws and regulations designed to protect the environment and/or impose remedial obligations. The Company operates certain oil fields for which known or potential obligations for environmental remediation exist.

     Although the Company is not aware of any environmental matters that might have a material effect on the Company's financial condition at December 31, 2003, there is the possibility that expenditures could be required, or revised regulatory requirements could necessitate expenditures at certain sites. Such expenditures could have a material impact on the results of operations in a future period.

2002 COMPARED TO 2001

     (a) RESULTS OF OPERATIONS. The Company continued to endeavor a decrease in production for 2002 as overall production decreased 25.5% from 2001. This decline in gross production was offset by an increase in received oil prices. The average price of an equivalent barrel of oil received in 2002 was $22.92, up from $22.61 received on average for 2001. The decrease in production when associated with the increase in received oil prices resulted in a net loss to the Company of $238,398, or $.15 per share, on revenues of $448,858.

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

ITEM 7.  INDEX TO FINANCIAL STATEMENTS


                                                              Page
                                                              ----

	Independent Auditors' Report		                9

	Consolidated Balance Sheet                             10

	Consolidated Statements of Operations                  11

	Consolidated Statements of Stockholders' Deficit       12

	Consolidated Statements of Cash Flows                  13

	Notes to Consolidated Financial Statements             14

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Petrol Industries, Inc. and Subsidiaries
Shreveport, Louisiana

We have audited the consolidated balance sheet of Petrol Industries, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrol Industries, Inc. and Subsidiaries at December 31, 2003, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


HEARD McELROY & VESTAL LLP

Shreveport, Louisiana
March 31, 2004


                            PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                                 Consolidated Balance Sheet

                                      December 31, 2003


				     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                $     25,074
  Accounts receivable:
    Trade                                                        66,502
    Other                                                         9,498
                                                             ----------
                                                                 76,000

  Inventory                                                      26,681
  Prepaid expenses                                                7,483
                                                             ----------
          Total current assets			                135,238
                                                             ----------
Property and equipment, at cost:
  Land				                                  7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                      3,204,029
  Trucks and other operating equipment                          387,429
  Furniture and fixtures	                                 36,306
                                                             ----------
							      3,634,764
  Less accumulated depreciation, depletion and
    amortization                                              3,540,136
                                                             ----------
							         94,628
                                                             ----------
Other assets						          1,107
                                                             ----------
							   $    230,973
                                                             ==========
	LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------
Current liabilities:
  Accounts payable                                         $     65,811
  Payable to interest owners                                    310,048
  Payable to officer, net                                       999,735
  Notes payable                                                 269,756
  Accrued expenses                     			        104,440
                                                             ----------
          Total current liabilities                           1,749,790
                                                             ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                         ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 2003 and 2002                                     159,720
  Accumulated deficit                                        (1,678,537)
                                                             ----------
          Total stockholders' deficit                        (1,518,817)
                                                             ----------
							   $    230,973
                                                             ==========

See accompanying notes to consolidated financial statements.



                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Statements of Operations

                         Years ended December 31, 2003 and 2002


                                              2003            2002
                                              ----            ----
Revenues:
  Oil and gas sales                       $  753,700         416,315
  Other operating income                      10,146          32,543
                                            --------        --------
					     763,846         448,858
                                            --------        --------
Expenses:
  Lease operating expense                    624,365         507,152
  Severance taxes                             33,297          13,907
  General and administrative                 170,489         131,325
  Depreciation, depletion and
    amortization                              20,716          11,903
                                            --------        --------
                                             848,867         664,287
                                            --------        --------

          Operating income (loss)            (85,021)       (215,429)
                                            --------        --------
Other income and (expense):
  Gain on sale of assets                     133,500          38,307
  Interest and dividend income                    71             462
  Interest expense                           (68,283)        (61,738)
                                            --------        --------
                                              65,288         (22,969)
                                            --------        --------
          Loss before provision for
            income taxes                     (19,733)       (238,398)
                                            --------        --------

Income tax                                       ---             ---
                                            --------        --------

          Net loss                        $  (19,733)       (238,398)
                                            ========        ========

Net loss per share                        $     (.01)           (.15)
                                            ========        ========


See accompanying notes to consolidated financial statements.


                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Consolidated Statements of Changes in Stockholders' Deficit

                        Years ended December 31, 2003 and 2002


                                                2003               2002
                                                ----               ----
Preferred stock:		          $        ---                ---

Common stock:
  Balance at beginning of year                 159,720            159,720
  Retirement of stock                              ---                ---
                                            ----------         ----------
  Balance at end of year                       159,720            159,720
                                            ----------         ----------

Accumulated deficit:
  Balance at beginning of year              (1,658,804)        (1,420,406)
  Net loss                                     (19,733)          (238,398)
                                            ----------         ----------
  Balance at end of year                    (1,678,537)        (1,658,804)
                                            ----------         ----------

          Total stockholders'deficit      $ (1,518,817)        (1,499,084)
                                            ==========         ==========


See accompanying notes to consolidated financial statements.



                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows

                         Years ended December 31, 2003 and 2002


                                                       2003        2002
                                                       ----        ----
Operating activities:
  Net loss				          $  (19,733)   (238,398)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization        20,717      11,903
      Gain on sale of assets                        (133,500)    (38,307)
      (Increase) in accounts receivable              (33,256)     (7,296)
      (Increase) decrease in inventory                 4,746     (10,199)
      (Increase) in prepaid expenses                  (1,020)     (2,216)
      Increase (decrease) in accounts payable
        and accrued expenses                         (11,467)     53,240
      Increase in payable to officer, net             57,030      55,807
      Increase (decrease) in payable to
        interest owners 			     (31,741)      6,362
                                                    --------     --------
        Net cash used by operating activities       (148,224)    (169,104)
                                                    --------     --------
Investing activities:
  Capital expenditures                               (22,817)     (31,404)
  Proceeds from sale of property and equipment       137,147       40,590
                                                    --------     --------
       Net cash provided by investing
         activities                                  114,330        9,186
                                                    --------     --------
Financing activities:
  Proceeds from gross borrowings                      25,000      163,900
  Repayments of gross borrowings                     (13,437)     (12,563)
                                                    --------     --------
       Net cash provided by financing activities      11,563      151,337
                                                    --------     --------

Decrease in cash and cash equivalents                (22,331)      (8,581)

Cash and cash equivalents-beginning of year           47,405       55,986
                                                    --------     --------

Cash and cash equivalents-end of year             $   25,074       47,405
                                                    ========     ========


See accompanying notes to consolidated financial statements.


                           PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                  December 31, 2003 and 2002

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

      During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOED OF. Management, after a review of relevant facts and circumstances, makes a determination whether an indication of impairment exists with respect to any asset or group of assets of the Company. If impairment indicators are present, management assesses whether fair value or, if fair value is not determinable, the present value of the expected future cash flows from the operation of assets, including any proceeds from their eventual disposition, are at least equal to their carrying value. Should future cash flows be less than the assets' carrying value, an impairment loss is recognized through a charge to operations and a reduction of the carrying value of the assets. The impairment loss is based upon a determination of fair value or, if fair value is not determinable, the present value of the expected future cash flows from the operation of assets.

                           PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                  December 31, 2003 and 2002


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

 (4)  INCOME TAXES.

      There was no income tax expense (benefit) reported for the years ended December 31, 2003 and 2002.

      The following table presents a reconciliation of the expected tax expense (benefit) using the statutory federal tax rates of 34% in 2003 and 2002, and the Company's actual tax benefit:

                                                   2003       2002
                                                   ----       ----
      Tax (benefit) at the statutory
        federal rate				$ (6,079)   (81,055)

      Current year losses that provided no
        tax benefit			           6,079     81,055

      Other, net                                       0          0
                                                  ------    -------
						$    ---        ---
                                                  ======    =======

                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   (continued)


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below.

			                               2003         2002
      Deferred tax assets:                             ----         ----
        Net property and equipment, principally
          due to differences in depreciation	  $    27,000       27,000
        Accounts payable and accrued expenses	       90,000       71,000
        Tax net operating loss carryforward	      628,000      640,000
        Statutory depletion carryforward              448,000      428,000
                                                   ----------   ----------
        Total gross deferred tax assets		    1,193,000    1,166,000
        Less valuation allowance		   (1,193,000)  (1,166,000)
                                                   ----------   ----------
        Net deferred tax assets		          $       ---          ---
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

      The valuation allowance for deferred tax assets of approximately $1,193,000 at December 31, 2003, has increased approximately $27,000 (the same as the net increase in certain deferred tax assets) from the amount determined at January 1, 2003. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

      The Company has federal tax net operating loss carryforwards of approximately $1,849,000, which expire between 2004 and 2023, which could be used to offset future federal taxable income. The Company has a statutory oil and gas depletion carryforward of approximately $1,318,000, which has no expiration date.

      There were no taxes paid in 2003 and 2002.

 (5)  PAYABLE TO INTEREST OWNERS.

      The Company has recorded a payable totaling $310,048 to approximately 100 individual owners of royalty, working interests, and/or overriding royalty interest as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

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

      The Company is primarily involved in the production of oil, which is sold to approximately ten oil companies. The Company had sales to two major customers in 2003 and 2002 as follows:

				 2003	 	    2002
                                 ----               ----

	Customer 1	      $ 227,395            32,000
	Customer 2          	421,636           350,000
                                -------           -------
                     	 	649,031           382,000
                                =======           =======

 (7)  NET LOSS PER SHARE.

      Net loss per share of common stock was computed on the weighted average number of share outstanding of 1,597,196 for 2003 and 2002, respectively.

 (8)  AFFILIATED PARTNERSHIPS.

      The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note 9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

      Indebtedness to partnerships for their portion of undistributed net revenue was approximately $23,610 at December 31, 2003, and is included in accounts payable.

 (9)  OTHER OPERATING INCOME.

      Other operating income for the years ended December 31, 2003 and 2002, consists of the following:

                                                2003         2002
                                                ----         ----
      Affiliated partnerships - operations
        and administration fee               $    ---        4,071
      Other                                    10,146       28,472
                                               ------       ------
	                                     $ 10,146       32,543
                                               ======       ======

                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
                                     (continued)


(10)  RELATED PARTY TRANSACTIONS.

      Payable to officer, net, consists of the following:

                                                   2003        2002
                                                   ----        ----

      Accrued salary plus interest		$ 999,735     942,705
      Note payable to Company plus interest           ---         ---
      Advances					      ---         ---
                                                  -------     -------
						$ 999,735     942,705
                                                  =======     =======

      Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 2003 and 2002 were $68,283 and $61,738, respectively. The note payable represented a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bore interest at an annual rate of one-quarter of a percent in excess of prime rate of Citibank, N.A.
      Advances are non-interest bearing. At December 31, 1998, the Company netted the note payable to the Company from the officer and the advances from the officer against the amount that the Company owned the officer in accrued salary and interest.

(11)  CONTINGENCIES.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12)  NOTE PAYABLE.

      The Company obtained a note payable from an individual for an amount not to exceed $200,000, currently $80,000 as of December 31, 2003. The note bears interest at 10.75% and is due and payable, including any unpaid interest and principal, on December 31, 2003. The note is secured by a multiple obligations mortgage on mineral rights either currently owned or hereinafter acquired by the Company.

      The Company obtained a note payable from an individual not to exceed $200,000, currently $181,756 as of December 31, 2003. The note bears interest at 8.00% and is due and payable, including any unpaid interest and principal, on December 31, 2003. The note is secured by a multiple obligations mortgage on mineral rights either currently owned or hereinafter acquired by the Company.

      The Company issued a note payable to an individual under an "Act of Compromise and Release" for the purchase of the individual's interest in the Company's producing leases. The individual was paid $6,000 in cash, and issued a note in the amount of $24,000, currently $8,000 as of December 31, 2003. The note is payable in 48 monthly installments.

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

                                        * * * * *

                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                       Supplemental Oil and Gas Information
                                   (Unaudited)


                          OIL AND GAS PRODUCING ACTIVITIES

Information shown in Schedule 1 through 4 is presented in accordance with Statement of Financial Accounting Standards No. 69, DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES.

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

                      PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                        Supplemental Oil and Gas Information
                                    (Unaudited)


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES - Schedule 4

Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $27.88 per barrel for oil at December 31, 2003) to estimated quantities of proved developed reserves as of each year-end. Oil prices have increased slightly in early 2003 from year-end levels. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year-end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

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

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 2003 and 2002.


                                                                    SCHEDULE 1

                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                      Capital Costs Relating to Oil and Gas
                              Producing Activities

                           December 31, 2003 and 2002
                                   (Unaudited)



                                                         2003          2002
                                                         ----          ----
Proved properties                                    $ 3,212,852     3,711,155
Other                                                    378,606       365,104
                                                      ----------    ----------
						       3,591,458     4,076,259
Accumulated depreciation, depletion
  and amortization		                      (3,505,843)   (3,990,664)
                                                      ----------    ----------

Net capitalized costs				     $    85,615        85,895
                                                      ==========    ==========




NOTE: Included in capitalized costs at December 31, 2003 and 2002, is $746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.





                                                                    SCHEDULE 2


                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration, and Development Activities

                      Years ended December 31, 2003 and 2002
                                   (Unaudited)




                                                   2003          2002
                                                   ----          ----

Developmental Costs				$ 22,817        31,404
                                                  ======        ======



                                                                    SCHEDULE 3


                      PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                            Estimated Net Quantities of
                       Proved Developed Oil and Gas Reserves

                       Years ended December 31, 2003 and 2002
                                    (Unaudited)



                                                    2003              2002
                                                    ----              ----
                                                   Barrels           Barrels
                                                    of Oil            of Oil
                                                   -------           -------
Proved developed reserves:
  Beginning of year			            54,764           122,082

  Production                                       (26,766)          (17,960)
  Sale of minerals in place                        (   456)          (49,358)
  Revisions, extensions and discoveries                ---               ---
                                                   -------           -------

  End of year                                       27,542            54,764
                                                    ======           =======







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





                                                                  SCHEDULE 4

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Standardized Measure of Discounted Future Net Cash
                Flows Relating to Proved Oil and Gas Quantities

                     Years ended December 31, 2003 and 2002
                                  (Unaudited)


                                              2003            2002
                                              ----            ----
                                                (in thousands)
Future cash inflows			  $    768           1,411
Future production and development cost      (  643)         (1,547)
Future income tax (expense) benefit            ---             ---
                                            ------          ------

Future net cash flows (deficit)                125            (136)
10% annual discount for estimated
  timing of cash flows (deficit)                11              18
                                            ------          ------

Standardized measure of discounted
  future net cash flows (deficit)	  $    114            (118)
                                            ======          ======


Principal sources of changes in the standardized measure of discounted future net cash flows for the years shown:

                                              2003            2002
                                              ----            ----
                                                 (in thousands)

Net changes in prices and production
  cost, including excise taxes		  $    354             417
Sales and transfers of oil and gas
  produced, net of production costs           (126)             91
Net change due to revisions, extensions,
  and discoveries                              ---             ---
Net change due to purchase (sale) of
  minerals-in-place                            ---             ---
Development cost incurred during the
  period                                        23              31
Accretion of discount                          (12)            (62)
Change in production rates (timing)
  and other                                     (7)             22
                                            ------          ------

                                  	  $    232             499
                                            ======          ======


NOTE:  The proved and proved developed reserves are located within the United
States.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable.

                                      PART III
                                      --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  The Directors of Petrol are as follows:

                                Position with the Company
                                 and Business Experience         Director
Name                  Age        During Past Five Years           Since
----                  ---       -------------------------        --------

Joseph M. Rodano       67       Chairman of the Board of           1972
                                Directors, President and
                                Chief Executive Officer of
                                Petrol since 1972; Treasurer
                                of Petrol since 1980; Assistant
			        Secretary since March 1996.

Robert M. Bontempi     72       Director, Retired; Bond            1972
                                Salesman, Thomson McKinnon
                                Securities, 1983-1988.

Arlys C. Milan         49       Vice President of Petrol           1994
                                since 1990; Office Manager
                                for more than 4 years prior
                                thereto; elected to Board of
                                Directors in August, 1994.

     All Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualify.

(b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                                      Position with the Company and Business
Name                     Age          Experience During Past Five Years
----                     ---          --------------------------------------

Joseph M. Rodano         67            See "Directors" above.

Arlys C. Milan           49            See "Directors" above.

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

                               SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation
                                       Annual Compensation                  Awards         Payouts
                             ___________________________________________  __________________________________
Name and                                                                  Restricted                             All Other
Principal                                                Other Annual       Stock     Options/      LTIP       Compensation
Position                     Year   Salary($)  Bonus($)  Compensation($)   Awards($)   SARs(#)    Payouts($)       ($)
---------                    ----   ---------  --------  ---------------  ----------  --------    ----------   ------------
Joseph M. Rodano,
President, Chief             2002    12,000       ---        ---             ---        ---           ---          ---
Executive Officer and        2003    12,000       ---        ---             ---        ---           ---          ---
Chairman of the Board


Stock Option Grants
-------------------

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 2003 and 2002 to Mr. Rodano.

                                   OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

_________________________________________________________________________________________________________________________
                Individual Grants
_________________________________________________________________
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
                                         Not Applicable


Stock Option Exercises
----------------------

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 2003 or 2002 and did not have any unexercised options at the fiscal year-end.



                     AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                AND FY-END OPTION/SAR VALUES

             						   Value of Unexercised
                                            Number of Unexercised                In-the-Money
            Shares                             Option/SARs at                   Option/SARs at
           Acquired                              FY-End(#)                        FY-End ($)
             on            Value        _____________________________     _____________________________
Name      Exercise(#)    Realized($)    Exercisable     Unexercisable     Exercisable     Unexercisable
----      -----------    -----------    -----------     -------------     -----------     -------------

                                       Not Applicable


Long-Term Incentive Plan Awards in Last Fiscal Year
---------------------------------------------------

     There were no awards made in the fiscal year ended December 31, 2003 and 2002 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

                LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
__________________________________________________________________________________________

                                                  Estimated Future Payouts Under Non-Stock
              Number of        Performance or                 Price-Based Plans
               Shares           Other Period      ________________________________________
              Units or             Until          Threshold        Target          Maximum
            Other Rights       Maturation or       ($ or #)       ($ or #)        ($ or #)
Name            (#)                Payout
__________________________________________________________________________________________

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following table sets forth, as of March 31, 2004, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

             Name of               Amount and Nature              Percent
          Beneficial Owner       of Beneficial Ownership         of Class
          ----------------       -----------------------         --------

          Joseph M. Rodano           576,325 (direct)              36.0%

     (b) The following table sets forth, as of March 31, 2004, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the four next most highly compensated officers, and by all directors and officers as a group:

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

          2.  Reports on Form 8-K:

              None filed during the last quarter of 2003.

                                    SIGNATURES
                                    ----------


	Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						PETROL INDUSTRIES, INC.


							S/Joseph M. Rodano
March  31 , 2004       				By:________________________________
						   Joseph M. Rodano
						   President and Treasurer


	Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


						    s/Joseph M. Rodano
March  31 , 2004				___________________________________
						Joseph M. Rodano - Director


                                                    s/Robert Bontempi
March  31 , 2004				___________________________________
						Robert Bontempi - Director


                                                    s/Arlys C. Milan
March  31 , 2004				___________________________________
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

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  s/Joseph M. Rodano
Date:   March 31, 2004                       _____________________________
       		                             Joseph M. Rodano
		                             President & Treasurer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    S/Arlys C. Milan
Date:   March 31, 2004				____________________________
                                                Arlys C. Milan
                                                Vice President & Secretary

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Petrol Industries, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 31, 2004   		           s/Joseph M. Rodano
					         -------------------------
					           Joseph M. Rodano
					           President & Treasurer




A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to Petrol Industries, Inc. and will be retained by Petrol Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.