Form 10KSB/A
period 2004-03-31
PETROL INDUSTRIES INC
filed 2004-05-14
CIK 77864

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following table sets forth, as of March 31, 2004, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

             Name of               Amount and Nature              Percent
          Beneficial Owner       of Beneficial Ownership         of Class
          ----------------       -----------------------         --------

          Joseph M. Rodano           576,325 (direct)              36.00%
          Stuart A. Meyersburg        81,750 (direct)               5.11%

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