Form 10QSB
period 2004-03-31
PETROL INDUSTRIES INC
filed 2004-05-14
CIK 77864

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours per Response:  1.0

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended:	March 31, 2004

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to __________

Commission File number:		0-3912

                               PETROL INDUSTRIES, INC.
           (Exact Name of Small Business Issuer as Specified in its Charter)

                  NEVADA                          75-1282449
    (State or Other Jurisdiction of     (IRS Employer Identification Number)
     Incorporation of Organization)

           202 N. THOMAS, SUITE 4          SHREVEPORT, LA  71107-6539
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

                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            PETROL INDUSTRIES, INC. & SUBSIDIARIES
                                 Consolidated Balance Sheets

                                                          March 31,       December 31,
                                                             2004             2003
                                                          ---------       ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents                             $    23,924            25,074

  Accounts receivable:
    Trade		                                     71,717            66,502
    Other                                                     9,498             9,498
                                                         ----------        ----------
                                                             81,215            76,000

Inventory                                                    33,410            26,681
Prepaid expenses                                             11,880             7,483
                                                         ----------        ----------
          Total current assets                              150,429           135,238
                                                         ----------        ----------

Property and equipment, at cost:
  Land                                                        7,000             7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                  3,231,799         3,204,029
  Trucks and other operating equipment                      362,831           387,429
  Furniture and fixtures                                     36,306            36,306
                                                         ----------        ----------
                                                          3,637,936         3,634,764
  Less accumulated depreciation, depletion and
    amortization                                          3,543,001         3,540,136
                                                         ----------        ----------
                                                             94,935            94,628
                                                         ----------        ----------

Other assets                                                  1,107             1,107
                                                         ----------        ----------

                                                        $   246,471           230,973
                                                         ==========        ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------

Current liabilities:
  Accounts payable                                      $    59,314            65,811
  Payable to interest owners                                314,494           310,448
  Payable to officer, net                                 1,013,972           999,735
  Note payable                                              268,256           269,756
  Accrued expenses                                          116,856           104,440
                                                         ----------        ----------
          Total current liabilities                       1,772,892         1,749,790
                                                         ----------        ----------

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                     ---               ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 2003 and 2002                                        159,720           159,720
  Accumulated deficit                                    (1,686,141)       (1,678,537)
                                                         ----------        ----------
          Total stockholders' deficit                    (1,526,421)       (1,518,817)
                                                         ----------        ----------

                                                        $   246,471           230,973
                                                         ==========        ==========



                                   PETROL INDUSTRIES, INC.

                           Consolidated Statements of Operations

                        Three Months Ended March 31, 2004 and 2003
                                          (unaudited)




                                       2004                    2003
                                       ----                    ----
Revenues:
  Oil and gas sales               $   221,085                 199,785
  Other operating income                1,235                   6,036
                                   ----------              ----------
                                      222,320 	              205,821

Expenses:
  Lease operating expense             161,648                 135,069
  General and administrative           48,240                  35,501
  Depreciation, depletion
    and amortization                    2,865                   3,330
                                   ----------              ----------
                                      212,753                 173,900
                                   ----------              ----------

          Operating income              9,567	               31,921
                                   ----------              ----------

Other income and (expense):
  Gain on sale of assets                  ---                  61,500
  Interest income                           3                       2
  Interest expense                    (17,174)                (16,745)
                                   ----------              ----------
                                      (17,171)                 44,757
                                   ----------              ----------

          Net income/(loss)       $    (7,604)                 76,678
                                   ==========              ==========

Net income/(loss) per share       $     (0.01)                   0.05
                                   ==========              ==========

Average common shares
  outstanding                       1,597,196               1,597,196
                                   ==========              ==========



                                       PETROL INDUSTRIES, INC.

                                 Consolidated Statements of Cash Flows

                               Three Months Ended March 31, 2004 and 2003
                                               (unaudited)



                                                                 2004           2003
                                                                 ----           ----
Operating activities:
  Net income/(loss)                                           $ (7,604)        76,678
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization                   2,865          3,330
      Gain on sale of assets                                       ---        (61,500)
      Losses on retirements of property and equipment
        included in lease operating expenses                       ---	          ---
     Changes in assets and liabilities:
       Increase in accounts receivable                          (5,215)       (27,595)
       Increase in inventory                                    (6,729)        (1,123)
       Increase in prepaid expenses                             (4,397)        (4,676)
       (Decrease) increase in accounts payable and
         accrued expenses                                        5,919        (41,598)
       Increase in payable to officer, net                      14,237         14,366
       (Decrease) increase in payable to interest owners         4,446        (41,556)
                                                               -------        -------
         Net cash (used) provided by operating activities        3,522        (83,674)
                                                               -------        -------
Investing activities:
  Capital expenditures                                          (3,172)        (4,337)
  Proceeds from sale of property and equipment                     ---         61,500
                                                               -------        -------
         Net cash provided (used) by investing activities       (3,172)	       57,163
                                                               -------        -------
Financing activities:
  Proceeds from gross borrowings                                   ---	       25,000
  Repayments of gross borrowings                                (1,500)        (3,500)
                                                               -------        -------
         Net cash provided by financing activities              (1,500)        21,500
                                                               -------        -------

Increase (decrease) in cash and cash equivalents                (1,150)	       (5,011)
Cash and cash equivalents at beginning of period                25,074         47,405
                                                               -------        -------

Cash and cash equivalents at end of period                    $ 23,924         42,394
                                                               =======        =======



                                      PETROL INDUSTRIES, INC.

                    Consolidated Statements of Changes in Stockholders' Deficit

                             Three Months Ended March 31, 2004 and 2003
                                              (unaudited)



                                                             2004           2003
                                                             ----           ----
Stockholder's deficit at January 1                      $ (1,518,817)    (1,499,084)

   Net income/(loss) for the three month period	              (7,604)        76,678
                                                          ----------     ----------

Stockholder's deficit at March 31                       $ (1,526,422)	 (1,422,406)
                                                          ==========     ==========


                                    PETROL INDUSTRIES, INC.

                          Notes to Consolidated Financial Statements
                                           (unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 2003 Annual Report on Form 10-KSB.

2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 2004 or 2003.

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March 31. Totaling the number of shares outstanding at the end of each month and dividing that total by the number of months determined the weighted average number of shares outstanding.

                                                 Total Number of
                                                Shares Outstanding
                                                2004          2003
                                                ------------------
                           January 31	      1,597,196    1,597,196
                           February 28        1,597,196    1,597,196
	                   March 31           1,597,196    1,597,196

4. The expected tax benefit resulting from operations for the first three months of 2004 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     With an increase of approximately 31.9% in average oil prices, oil and gas sales revenues increased significantly during the first quarter of 2004, as compared to the 2003 period. The Company sustained a net loss of $7,604, or ($.01) per share, as compared to a net income of $76,678, or $.05 per share, in the 2003 period.

     The Company realized an operating income of $9,567 in the first quarter of 2004, compared to an operating income of $31,921 in the prior year's first quarter. Oil prices averaged $33.50 per barrel during the first quarter of 2004, compared to an average of $25.40 per barrel in the 2003 period.

     Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and continued increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

     The Company had cash and cash equivalents at March 31, 2004, of $23,924, compared to $25,074 at the end of the 2003 fiscal year. Management estimates that it owes $314,494 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.


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


Dated:   May 14, 2004  	                       PETROL INDUSTRIES, INC.


                                                    s/Joseph M. Rodano
                                               By:__________________________
                                                   Joseph M. Rodano
                                                   President & Treasurer

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


Date:   May 14, 2004                                    s/Joseph M. Rodano
                                                      _______________________
                                                      Joseph M. Rodano
                                                      President & Treasurer

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


Date:   May 14, 2004                                    s/Arlys C. Milan
                                                      _______________________
                                                      Arlys C. Milan
                                                      Secretary

                                  CERTIFICATION PURSUANT TO
                                   18 U.S.C. SECTION 1350,
                                   AS ADOPTED PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Petrol Industries, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 14, 2004                                s/Joseph M. Rodano
                                                _______________________________
	                                          Joseph M. Rodano
	                                          President & Treasurer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to Petrol Industries, Inc. and will be retained by Petrol Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.