Form 10QSB
period 2004-06-30
PETROL INDUSTRIES INC
filed 2004-08-12
CIK 77864

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

For the quarterly period ended:	June 30, 2004

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to __________

Commission File number:		0-3912

                              PETROL INDUSTRIES, INC.
          (Exact Name of Small Business Issuer as Specified in its Charter)

                  Nevada                             75-1282449
      (State or Other Jurisdiction of     (IRS Employer Identification Number)
       Incorporation of Organization)

            202 N. Thomas, Suite 4          Shreveport, LA  71107-6539
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

                              PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          PETROL INDUSTRIES, INC. & SUBSIDIARIES
                               Consolidated Balance Sheets

                                                            June 30,      December 31,
                                                              2004           2003
                                                            --------      ------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents	                           $   189,858           25,074
  Accounts receivable:
    Trade                                                       44,744           66,502
    Other		                                         9,498            9,498
                                                            ----------       ----------
                                                                54,242           76,000


Inventory		                                        32,646           26,681
Prepaid expenses		                                11,585            7,483
                                                            ---------- 	     ----------
          Total current assets                                 288,331          135,238
                                                            ----------       ----------

Property and equipment, at cost:
  Land                                                           7,000            7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                     3,115,630        3,204,029
  Trucks and other operating equipment                         378,606          387,429
  Furniture and fixtures                                        36,306           36,306
                                                            ----------       ----------
                                                             3,537,542        3,634,764
  Less accumulated depreciation, depletion and
    amortization                                             3,452,156        3,540,136
                                                            ----------       ----------
                                                                85,386           94,628

Other assets                                                     1,107            1,107
                                                            ----------       ----------

                                                           $   374,824          230,973
                                                            ==========       ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------

Current liabilities:
  Accounts payable                                         $    49,479           65,811
  Payable to interest owners                                   318,521          310,448
  Payable to officer, net                                    1,028,258          999,735
  Notes payable	                                               266,756          269,756
  Accrued expenses                                             110,325          104,440
                                                            ----------       ----------
          Total current liabilities                          1,773,339        1,749,790
                                                            ----------       ----------

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                        ---	            ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 2003 and 2002                                           159,720          159,720
  Accumulated deficit                                       (1,558,235)      (1,678,537)
                                                            ----------       ----------
          Total stockholders' deficit                       (1,398,515)      (1,518,817)
                                                            ----------       ----------

                                                           $   374,824          230,973
                                                            ==========       ==========


                                       PETROL INDUSTRIES, INC.

                               Consolidated Statements of Operations
                                             (unaudited)




                                           Quarter Ended               Year Ended
                                              June 30,                   June 30,
                                    -------------------------    -----------------------
                                        2004           2003         2004          2003
                                    -------------------------    -----------------------
Revenues:
  Oil and gas sales                 $  200,390        173,457      412,475      194,208
  Other operating income                 1,286          1,598        2,521        8,959
                                     ---------      ---------    ---------    ---------
                                       201,676        175,055      414,996      203,167
                                     ---------      ---------    ---------    ---------

Expenses:
  Lease operating expense              160,637        161,429      322,285      242,627
  General and administrative            47,276         41,674       95,516       77,545
  Depreciation, depletion
    and amortization                     2,865          3,330        5,730        5,550
                                     ---------      ---------    ---------    ---------
                                       210,778        206,433      423,531      325,722
                                     ---------      ---------    ---------    ---------

         Operating loss             $   (9,102)       (31,378)      (8,535)    (122,555)
                                     ---------      ---------    ---------    ---------

Other income and (expense):
  Gain on sale of assets               148,144            ---      148,144       61,500
  Interest income                          628 	           61          631           63
  Interest expense	               (15,164)       (16,941)     (32,338)     (33,686)
                                     ---------      ---------    ---------    ---------
                                       133,608        (16,880)     116,437       27,877
                                     ---------      ---------    ---------    ---------

          Net income/(loss)         $  124,506        (48,258)     107,902       28,420
                                     =========      =========    =========    =========

Net income/(loss)per share	    $     0.08	        (0.03)        0.07          .02
                                     =========      =========    =========    =========

Average common shares
  outstanding	                     1,597,196      1,597,196    1,597,196    1,597,196
                                     =========      =========    =========    =========


                                     PETROL INDUSTRIES, INC.

                             Consolidated Statements of Cash Flows

                            Six months ended June 30, 2004 and 2003
                                           (unaudited)



                                                                  2004          2003
                                                                  ----          ----
Operating activities:					     <c>            <c>
  Net income/(loss)	                                     $  107,902        28,420
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization                    5,730         6,660
      Gain on sale of assets                                   (148,144)      (61,500)
      Losses on retirements of property and equipment
        included in lease operating expenses                        ---           ---
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                21,758       (33,965)
       Decrease (increase) in inventory                          (5,965)        7,262
       Increase in prepaid expenses                              (4,102)       (6,709)
       Decrease in accounts payable and accrued expenses        (10,447)      (28,836)
       Increase in payable to officer, net                       28,523        28,457
       Decrease in accrued director fees                         12,400           ---
       Increase (decrease) in payable to interest owners          8,473       (38,274)
                                                              ---------     ---------
         Net cash used by operating activities                   16,128       (98,495)

Investing activities:
  Capital expenditures                                           (3,844)       (6,561)
  Proceeds from sale of property and equipment                  155,500        61,500
                                                              ---------     ---------
         Net cash provided (used) by investing activities       151,656        54,939

Financing activities:
  Proceeds from gross borrowings                                    ---        25,000
  Repayments of gross borrowings                                 (3,000)       (5,000)
                                                              ---------     ---------
         Net cash provided by financing activities               (3,000)       20,000


Decrease in cash and cash equivalents                           164,784       (23,556)
Cash and cash equivalents at beginning of period                 25,074        47,405
                                                              ---------     ---------

Cash and cash equivalents at end of period                   $  189,858        23,849
                                                              =========     =========



                                  PETROL INDUSTRIES, INC.

                 Consolidated Statements of Changes in Stockholders' Deficit

                          Six months ended June 30, 2004 and 2003
                                        (unaudited)



                                                            2004           2003
                                                            ----           ----

Stockholder's deficit at January 1	               $ (1,518,817)	(1,499,084)

   Prior period adjustment                                  (12,400)           ---

   Net income/(loss) for six-month period                   107,902	    28,420
                                                         ----------     ----------

Stockholder's deficit at June 30                       $ (1,398,515)	(1,470,664)
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

4. The expected tax benefit resulting from operations for the first six months of 2004 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Oil and gas sales revenues increased approximately 15.5% in the second quarter of 2004, compared to the second quarter of 2003, the result being an approximate 35.1% increase in received oil prices. The Company realized a net income for the period of $124,506, or $0.08 per share, as compared to a net loss of $48,258, or ($.03) per share, in the 2003 period.

     The Company sustained an operating loss of $9,102 in the second quarter of 2004, compared to an operating loss of $31,378 in the prior year's second quarter. For the six-month period ending June 30, 2004, the Company realized a net income of $107,902 as compared to a net income of $28,420 in the prior year's period.

     Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

     Oil prices averaged $36.41 per barrel during the second quarter of 2003, compared to an average of $26.95 per barrel in the 2003 period. For the six-month period, oil prices averaged $34.82 per barrel in 2004 compared to $26.11 in 2003.

     The Company had cash and cash equivalents at June 30, 2004, of $189,858, compared to $25,074 at the end of the 2003 fiscal year. Management estimates that it owes $318,521 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.


                              PART II:  OTHER INFORMATION
                              ---------------------------

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



Date:  August 11, 2003
     -------------------
                                              PETROL INDUSTRIES, INC.



                                                   s/Joseph M. Rodano
                                              By:__________________________
                                                 Joseph M. Rodano
                                                 President and Treasurer

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

Date:       August 11, 2003
     --------------------------

     S/Joseph M. Rodano
-------------------------------
Joseph M. Rodano
President & Treasurer

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

Date:       August 11, 2003
     ---------------------------

    s/Arlys C. Milan
--------------------------------
Arlys C. Milan
Vice President & Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AND ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Petrol Industries, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                     s/Joseph M. Rodano
Dated:  August 11, 2004	                     ________________________________
      ------------------                     Joseph M. Rodano
                                             President


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to Petrol Industries, Inc. and will be retained by Petrol Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.