Form 10QSB
period 2004-09-30
PETROL INDUSTRIES INC
filed 2004-11-15
CIK 77864

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

For the quarterly period ended:	September 30, 2004

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to __________

Commission File number:		0-3912

                          PETROL INDUSTRIES, INC.
   -----------------------------------------------------------------
   (Exact Name of Small Business Issuer as Specified in its Charter)

            Nevada                             75-1282449
-------------------------------     ------------------------------------
(State or Other Jurisdiction of     (IRS Employer Identification Number)
 Incorporation of Organization)

       202 N. Thomas, Suite 4          Shreveport, LA  71107-6539
       ----------------------------------------------------------
              (Address of Principal Executive Offices)

                          (318) 424-6396
          ------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

                                 N/A
        ----------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year,
                   if Changed Since Last Report)

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

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        PETROL INDUSTRIES, INC. & SUBSIDIARIES
                             Consolidated Balance Sheets

                                                          September 30,   December 31,
                                                              2004            2003
                                                          -------------   ------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents                                 $    67,796         25,074

  Accounts receivable:
    Trade                                                        79,241         66,502
    Other                                                         9,498          9,498
                                                             ----------     ----------
                                                                 88,739         76,000

Inventory                                                        28,468         26,681
Prepaid expenses                                                 11,288          7,483
                                                             ----------     ----------
          Total current assets                                  196,291        135,238
                                                             ----------     ----------
Property and equipment, at cost:
  Land                                                            7,000          7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                      3,115,631      3,204,029
  Trucks and other operating equipment                          379,072        387,429
  Furniture and fixtures                                         36,306         36,306
                                                             ----------     ----------
                                                              3,538,009      3,634,764
  Less accumulated depreciation, depletion and
    amortization                                              3,455,021      3,540,136
                                                             ----------     ----------
                                                                 82,988         94,628

Other assets                                                      1,107          1,107
                                                             ----------     ----------

                                                            $   280,386        230,973
                                                             ==========     ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current liabilities:
  Accounts payable                                          $    53,795         65,811
  Payable to interest owners                                    323,284        310,048
  Payable to officer, net                                     1,042,717        999,735
  Notes payable                                                 185,256        269,756
  Accrued expenses                                              100,339        104,440
                                                             ----------     ----------
          Total current liabilities                           1,705,391      1,749,790
                                                             ----------     ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                         ---            ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 2003 and 2002                                            159,720        159,720
  Accumulated deficit                                        (1,584,725)    (1,678,537)
                                                             ----------     ----------
          Total stockholders' deficit                        (1,425,005)    (1,518,817)
                                                             ----------     ----------

                                                            $   280,386        230,973
                                                             ==========     ==========


                                  PETROL INDUSTRIES, INC.

                           Consolidated Statements of Operations
                                       (unaudited)



                                       Quarter Ended                 Nine Months Ended
                                       September 30,                    September 30,
                                    -------------------              ------------------
                                    2004           2003              2004          2003
                                    -------------------              ------------------
Revenues:
  Oil and gas sales             $  210,254        185,332           622,729      558,574
  Other operating income             5,927          3,195             8,448       10,829
                                 ---------      ---------         ---------    ---------
                                   216,181        188,527           631,177      569,403
                                 ---------      ---------         ---------    ---------

Expenses:
  Lease operating expense          178,144        176,852           500,429      473,350
  General and administrative        46,292         47,581           141,807      124,756
  Depreciation, depletion
    and amortization                 2,865          3,330             8,595        9,990
                                 ---------      ---------         ---------    ---------
                                   227,301        227,763           650,831      608,096
                                 ---------      ---------         ---------    ---------

    Operating loss              $  (11,120)       (39,236)          (19,654)     (38,693)
                                 ---------      ---------         ---------    ---------

Other income and (expense):
  Gain on sale of assets               ---         72,000           148,144      133,500
  Interest income                       65              2               696           65
  Interest expense                 (15,436)       (17,016)          (47,774)     (50,702)
                                 ---------      ---------         ---------    ---------
                                   (15,371)  	   54,986           101,066       82,863
                                 ---------      ---------         ---------    ---------

     Net income/(loss)          $  (26,491)        15,750            81,412       44,170
                                 =========      =========         =========    =========

Net loss per share              $    (0.02)          0.01              0.05         0.03
                                 =========      =========         =========    =========

Average common shares
  outstanding                    1,597,196      1,597,196         1,597,196    1,597,196
                                 =========      =========         =========    =========




                                  PETROL INDUSTRIES, INC.

                           Consolidated Statements of Cash Flows

                        Nine months ended September 30, 2004 and 2003
                                         (unaudited)




                                                                2004         2003
                                                                ----         ----
Operating activities:
  Net income/(loss)	                                    $  81,412       44,170
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization                  8,595        9,990
      Gain on sale of assets                                 (148,144)    (133,500)
      Losses on retirements of property and equipment
        included in lease operating expenses                      ---          ---
     Changes in assets and liabilities:
       Increase in accounts receivable                        (12,739)     (19,283)
       Decrease (increase) in inventory		                1,787        5,185
       Increase in prepaid expenses                            (3,805)      (4,971)
       Decrease in accounts payable and accrued expenses      (16,116)     (26,807)
       Decrease in accrued director fees                       12,400          ---
       Increase in payable to officer, net                     42,982       42,719
       Increase (decrease) in payable to interest owners       13,236      (35,290)
                                                             --------     --------
         Net cash (used) provided by operating activities     (23,966)    (117,787)

Investing activities:
  Capital expenditures                                         (4,312)     (18,050)
  Proceeds from sale of property and equipment                155,500      133,500
                                                             --------     --------
         Net cash used by investing activities                151,188      115,450

Financing activities:
  Proceeds from gross borrowings                                  ---       25,000
  Payments on gross borrowings                                (84,500)     (11,937)
                                                             --------     --------
         Net cash provided (used) by financing activities     (84,500)      13,063


Increase (decrease) in cash and cash equivalents               42,722       10,726
Cash and cash equivalents at beginning of period               25,074       47,405
                                                             --------     --------

Cash and cash equivalents at end of period                  $  67,796       58,131
                                                             ========     ========



                                PETROL INDUSTRIES, INC.

               Consolidated Statements of Changes in Stockholders' Deficit

                       Nine months ended September 30, 2004 and 2003
                                       (unaudited)



                                                         2004            2003
                                                         ----            ----
Stockholder's deficit at January 1                  $ (1,518,817)     (1,499,084)

   Prior period adjustment                                12,400             ---

   Net income/(loss) for the nine-month period	          81,412          44,170
                                                      ----------      ----------

Stockholder's deficit at September 30               $ (1,425,005)     (1,454,914)
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

	                               Total Number of
                                    Shares Outstanding
                                    ------------------
                                    2004          2003
                                    ----          ----
	        January 31	   1,597,196    1,597,196
	        February 28	   1,597,196    1,597,196
	        March 31           1,597,196    1,597,196
	        April 30           1,597,196    1,597,196
	        May 31             1,597,196    1,597,196
	        June 30	           1,597,196    1,597,196
	        July 31            1,597,196    1,597,196
                August 31          1,597,196    1,597,196
	        September 30	   1,597,196    1,597,196

4. The expected tax benefit resulting from operations for the first nine months of 2004 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Oil and gas sales revenues increased approximately 13.4% in the third quarter of 2004, compared to the third quarter of 2003, the result being an approximate 46.4% increase in average oil prices. The Company sustained a net loss for the period of $26,491, or $(0.02) per share, compared to a net income of $15,750 in the 2003 period, or $0.01 per share.

     The Company sustained an operating loss of $11,120 in the third quarter of 2004, compared to an operating loss of $39,236 in the prior year's third quarter. For the nine-month period ending September 30, 2004, the Company realized a net income of $81,412 as compared to a net loss of $44,170 in the prior year's period.

     Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

     Oil prices averaged $41.55 per barrel during the third quarter of 2004, compared to an average of $28.38 per barrel in the 2003 period. For the nine-month period, oil prices averaged $36.89 per barrel in 2004 compared to $26.80 in 2003.

     The Company had cash and cash equivalents at September 30, 2004, of $67,796, compared to $25,074 at the end of the 2003 fiscal year. Management estimates that it owes $323,284 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.

     In August 2004, Joseph M. Rodano, President and Treasurer of Petrol Industries, Inc., as well as a member of its Board of Directors, purchased a total of 23,400 Shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. Each purchase was made in an open-market transaction, and all of the shares purchased by Mr. Rodano were purchased with his personal funds. As of September 30, 2004, Mr. Rodano owns an aggregate of 599,725 Shares, comprising approximately 37.5% of the outstanding shares.


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



Date:  November 15, 2004

				           PETROL INDUSTRIES, INC.


                                               S/Joseph M. Rodano
                                           By:______________________________
                                              Joseph M. Rodano
                                              President and Treasurer

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

Date:     November 15, 2004

     S/Joseph M. Rodano
____________________________
Joseph M. Rodano
President & Treasurer

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

Date:     November 15, 2004

      S/Arlys C. Milan
________________________________
Arlys C. Milan
Vice President & Secretary

                               CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350,
                                AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Petrol Industries, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November 15, 2004                          s/Joseph M. Rodano
                                                   __________________________
                                                   Joseph M. Rodano
                                                   President & Treasurer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to Petrol Industries, Inc. and will be retained by Petrol Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.