Form 10KSB
period 2004-12-31
PETROL INDUSTRIES INC
filed 2005-04-01
CIK 77864

                                       FORM 10-KSB

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [FEE REQUIRED]

                      For the fiscal year ended December 31, 2004

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to __________________________

Commission File Number:       0-3912

                                PETROL INDUSTRIES, INC.
                                -----------------------
              (Exact Name of Registrant as Specified in its Charter)

              NEVADA                                    75-1282449
   -------------------------------        ---------------------------------
   (State or Other Jurisdiction of        (IRS Employer Identification No.)
    Incorporation of Organization)

      202 N. THOMAS, SUITE 4, SHREVEPORT, LA                    71107-6539
     ----------------------------------------                   ----------
     (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:       (318) 424-6396

Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS          NANE OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------          -----------------------------------------
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

State the issuer's revenues for its most recent fiscal year:  $805,039.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of the stock as of March 31, 2004 was $2,236,075.

    ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by a court.            Yes____  No____

                APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock, $.10 par value, outstanding as of March 31, 2004 was 1,597,196.

Transitional Small Business Disclosure Format:  Yes [  ] No  [XX]


                          DOCUMENTS INCORPORATED BY REFERENCE:   None
                                      Page 1 of 36 Pages
                                    Index Appears at Page 8

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

     As of December 31, 2004, Petrol's leases contained 8 completed gas wells, 18 completed wells producing oil and gas, and 142 completed oil wells, principally in the Annona Chalk zone. Petrol estimates that, on the average, its wells have been producing for a period in excess of 25 years. An aggregate of 130 wells producing oil or oil and gas are currently being operated. The Company expects that if received oil prices justify the expenditure, 20 of its wells will be placed back in operation during the course of 2003, as a result of its on-going rework program discussed below, although even so, it is expected that approximately 20-30 wells will temporarily not be operating at any given time as maintenance is required. Current oil production, however, does not justify significant expenditures to restore operation of marginal wells. Management is carefully examining whether to suspend production on all or certain wells to conserve available capital and assets until world oil prices recover significantly. The Company's direct cost of extraction currently exceeds gross sales receipts at current oil prices. During the course of 2004, the Company disposed of three of its leases that had become a liability and, therefore, unprofitable to operate.

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

     The prices obtained by Petrol for its oil are in direct proportion to its gravity (a.p.i.),the higher the gravity, the higher the price. Approximately 51% of Petrol's oil production constitutes high gravity, light crude, having a gravity of 40 a.p.i. or above; the balance of Petrol's production ranges from 18 to 39 a.p.i. During the calendar year 2004, the average price received by Petrol for its oil (including wells owned by the various partnerships) was $38.57 per barrel of oil and $4.93 per MCF of gas.

REWORK AND MAINTENANCE PROGRAMS

     Petrol maintains for itself and the limited partnerships it formed (see below) an ongoing rework and maintenance program with respect to all its wells. During 2004 and 2003, approximately $81,415 and $104,534 were expended on such maintenance.

DRILLING PROGRAMS

     In 1979, 1983 and 1984 Petrol formed Louisiana partnerships in commendams (limited partnerships) for the development of oil and gas wells on its properties. In connection with such programs, Petrol contributed drilling sites and hardware, was responsible for drilling and completing the wells on a "turnkey" basis, and presently operates the completed wells. Actual drilling was done by one of several locally available subcontractors. The Company also handles the administrative and bookkeeping arrangements for the partnerships. Petrol was paid fees for drilling the partnerships' wells, receives additional fees for operating the wells and is entitled to a share of the partnerships' net income. As of December 31, 2003, the 1983 limted partnership and 1984 limited partnership ceased all operations and activity in these partnerships was terminated.

     The Company received 75% of net revenues from the 26 wells drilled for the 1983 limited partnership and from the 15 wells drilled for the 1984 limited partnership.

     There was no drilling activity in 2003 or 2002.

MARKET FOR PETROL'S OIL AND GAS PRODUCTION

     The Company's oil and gas production is sold to major oil companies and other purchasers that gather oil production by tank truck in areas where pipelines are not available. Genesis Crude Oil, LP accounted for 92.4% of the Company's 2004 oil sales. Approximately six (6) other customers account for the balance of the Company's sales. Petrol is not a party to any long-term contracts for oil and gas.

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

     c. RESERVES REPORTED TO OTHER AGENCIES. The Company did not file any estimates of oil and gas reserves with any federal authority or agency during 2004.

     d. PRODUCTION. For the years ended December 31, 2004 and 2003, the average sales price (including transfers) per unit of oil produced was $38.57 and $27.52, respectively, and the average production cost (lifting cost) per unit of production for oil was $31.40 and $23.33, respectively.

     e. PRODUCTIVE WELLS AND ACREAGE. As of December 31, 2004, the Company held the following productive wells and developed acres:

                                            Oil       Gas     Oil & Gas
                                            ---       ---     ---------
        (i)    Gross Productive Wells        142        8        18
        (ii)   Net Productive Wells          137        1.2      10.5
        (iii)  Gross Developed Acres       3,631    1,310       958
        (iv)   Net Developed Acres         1,892.7     66       179.5

     f. UNDEVELOPED ACREAGE. As of December 31, 2004, the Company held the following undeveloped acreage:

          (i)    Gross Acres                   121
          (ii)   Net Acres                      54

     g.  DRILLING ACTIVITY.  No drilling activity occurred in 2004 or 2003.

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

                                         HIGH BID             LOW BID
                                         ________             _______
            2003
            ----
     1st Quarter                           5/32                 1/16
     2nd Quarter                           1/2                  1/16
     3rd Quarter                           5/32                 1/16
     4th Quarter                           5/32                 3/32

           2004
           ----
     1st Quarter                           3/4                  3/32
     2nd Quarter                           9/32                 1/8
     3rd Quarter                           1/2                  1/8
     4th Quarter                           1/2                  3/32

           2005
           ----
     1st Quarter thru March 29 		   4.00                 3/32

     On March 29, 2005, there were 3,571 holders of record of its common stock.

     No dividends were declared or paid during 2004 or 2003 and the Company has no present intention to pay cash dividends in the foreseeable future.

     During the course of 2004, Joseph M. Rodano, President and Treasurer of Petrol, as well as a member of its Board of Directors, purchased a total of 23,400 shares Common Stock, $.10 par value per share, of Petrol Industries, Inc. Each purchase was, in each case, made in an open-market transaction. All of the shares purchased by Mr. Rodano were purchased with his personal funds.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (a) RESULTS OF OPERATIONS. The Company continues to endeavor a loss from operations, coupled with a decrease in production for 2004, as overall production decreased by 26.5% (19,685 barrels vs. 26,766 barrels) from 2003. This decrease in gross production is offset by an increase in received oil prices. The average price of an equivalent barrel of oil received in 2004 was $38.57, up from $27.52 received on average for 2003.

     The decrease in production when offset with the continued increase in received oil prices resulted in a net income to the Company of $57,433, or $.04 per share, on revenues of $805,039. The net loss to the Company was $19,733, or ($.01) per share, on revenues of $763,846 for the year ended December 31, 2003.

     The net loss from operations (before other income/expense items) was $40,984 for 2004 as compared to a net loss of $85,021 for 2003, or a decrease in the loss from operations of 51.8% over the prior year's operations. To continue operating profitability, the Company will depend on significant increases in overall production and this production must be aided by maintaining current received oil prices over the following twelve month period, understanding that received oil prices are dependent on the results of world events outside the Company's control.

     (b)  FINANCIAL CONDITION AND LIQUIDITY.  The recurring losses from
2004 and prior year operations eroded the cash and cash equivalents of the Company, as the liquid assets were being used to fund current operations. With the increase in crude oil and natural gas prices, the Company's cash position has improved in 2004. Current liabilities continue to exceed current assets by $1,548,536 and stockholders' deficit was $1,461,384 for the year ended December 31, 2004.

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

     Although the Company is not aware of any environmental matters that might have a material effect on the Company's financial condition at December 31, 2004, there is the possibility that expenditures could be required, or revised regulatory requirements could necessitate expenditures at certain sites. Such expenditures could have a material impact on the results of operations in a future period.

2003 COMPARED TO 2002

     (a) RESULTS OF OPERATIONS. The Company continued to endeavor a loss from operations, but showed an increase in production for 2003, as overall production increased 49.0% from 2002. This increase in gross production aided by an increase in received oil prices. The average price of an equivalent barrel of oil received in 2003 was $27.52, up from $22.92 received on average for 2002. The increase in production when associated with the increase in received oil prices resulted in a net loss to the Company of $19,733, or $.01 per share, on revenues of $763,846.

     The net loss from operations (before other income/expense items) was $85,021 for 2003 as compared to a net loss of $215,429 for 2002, or a decrease in the loss from operations of 61% over the prior year's operations.

     (b) FINANCIAL CONDITION AND LIQUIDITY. Due to the Company's recurring losses from operations, significant operating and administrative expenses, current liabilities in excess of current assets, and a stockholders' deficit of $1,518,817, the Company may lack sufficient capital reserves and liquid or liquidatable assets to permit continued operations.

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

	Consolidated Statements of Cash Flows                  13

	Notes to Consolidated Financial Statements             14

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Petrol Industries, Inc. and Subsidiaries
Shreveport, Louisiana

We have audited the consolidated balance sheet of Petrol Industries, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrol Industries, Inc. and Subsidiaries at December 31, 2004, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


HEARD McELROY & VESTAL LLP

Shreveport, Louisiana
March 31, 2005


                            PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                                 Consolidated Balance Sheet

                                      December 31, 2004


				     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                $     89,762
  Accounts receivable:
    Trade                                                        27,470
    Other                                                         9,498
                                                             ----------
                                                                 36,968

  Inventory                                                      33,357
  Prepaid expenses                                                2,849
                                                             ----------
          Total current assets			                162,936
                                                             ----------
Property and equipment, at cost:
  Land				                                  7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                      3,138,401
  Trucks and other operating equipment                          363,215
  Furniture and fixtures	                                 36,306
                                                             ----------
							      3,544,922
  Less accumulated depreciation, depletion and
    amortization                                              3,458,877
                                                             ----------
							         86,045
                                                             ----------
Other assets						          1,107
                                                             ----------
							   $    250,088
                                                             ==========
	LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------
Current liabilities:
  Accounts payable                                         $     43,460
  Payable to interest owners                                    324,871
  Payable to officer, net                                     1,057,225
  Notes payable                                                 189,756
  Accrued expenses                     			         96,160
                                                             ----------
          Total current liabilities                           1,711,472
                                                             ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                         ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196
    shares in 2004 and 2003                                     159,720
  Accumulated deficit                                        (1,621,104)
                                                             ----------
          Total stockholders' deficit                        (1,461,384)
                                                             ----------
							   $    250,088
                                                             ==========

See accompanying notes to consolidated financial statements.



                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Statements of Operations

                         Years ended December 31, 2004 and 2003


                                                  2004            2003
                                                  ----            ----
Revenues:
  Oil and gas sales                           $  776,600         753,700
  Other operating income                          28,439          10,146
                                                --------        --------
				                 805,039         763,846
                                                --------        --------
Expenses:
  Lease operating expense                        618,013         624,365
  Severance taxes                                 29,871          33,297
  General and administrative                     185,689         170,489
  Depreciation, depletion and
    amortization                                  12,450          20,716
                                                --------        --------
                                                 846,023         848,867
                                                --------        --------

          Operating loss                         (40,984)        (85,021)
                                                --------        --------
Other income and (expense):
  Gain on sale of assets                         148,144         133,500
  Interest and dividend income                       740              71
  Other income                                    12,400             ---
  Interest expense                               (62,867)        (68,283)
                                                --------        --------
                                                  98,417          65,288
                                                --------        --------
          Income (loss) before provision for
            income taxes                          57,433         (19,733)
                                                --------        --------

Income tax                                           ---             ---
                                                --------        --------

          Net income (loss)                   $   57,433         (19,733)
                                                ========        ========

Net income (loss) per share                   $      .04            (.01)
                                                ========        ========


See accompanying notes to consolidated financial statements.


                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Consolidated Statements of Changes in Stockholders' Deficit

                        Years ended December 31, 2004 and 2003


                                                2004               2003
                                                ----               ----
Preferred stock:		          $        ---                ---

Common stock:
  Balance at beginning of year                 159,720            159,720
  Retirement of stock                              ---                ---
                                            ----------         ----------
  Balance at end of year                       159,720            159,720
                                            ----------         ----------

Accumulated deficit:
  Balance at beginning of year              (1,658,804)        (1,658,804)
  Net income (loss)                             57,433            (19,733)
                                            ----------         ----------
  Balance at end of year                    (1,621,104)        (1,678,537)
                                            ----------         ----------

          Total stockholders' deficit     $ (1,461,384)        (1,518,817)
                                            ==========         ==========


See accompanying notes to consolidated financial statements.



                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows

                         Years ended December 31, 2004 and 2003


                                                         2003        2002
                                                         ----        ----
Operating activities:
  Net income (loss)                                 $   57,433      (19,733)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization          12,450       20,717
      Gain on sale of assets                          (148,144)    (133,500)
      (Increase) decrease in accounts receivable        39,032      (33,256)
      (Increase) decrease in inventory                  (6,676)       4,746
      (Increase) decrease in prepaid expenses            4,634       (1,020)
      Decrease in accounts payable
        and accrued expenses                           (30,631)     (11,467)
      Increase in payable to officer, net               57,490       57,030
      Increase (decrease) in payable to
        interest owners 			        14,823      (31,741)
                                                      --------     --------
        Net cash provided (used) by operating
          activities                                       411     (148,224)
                                                      --------     --------
Investing activities:
  Capital expenditures                                 (10,729)     (22,817)
  Proceeds from sale of property and equipment         155,006      137,147
                                                      --------     --------
       Net cash provided by investing
         activities                                    144,277      114,330
                                                      --------     --------
Financing activities:
  Proceeds from gross borrowings                           ---       25,000
  Repayments of gross borrowings                       (80,000)     (13,437)
                                                      --------     --------
       Net cash provided (used) by
         financing activities                          (80,000)      11,563
                                                      --------     --------

Increase (Decrease) in cash and cash equivalents        64,688      (22,331)

Cash and cash equivalents-beginning of year             25,074       47,405
                                                      --------     --------

Cash and cash equivalents-end of year               $   89,762       25,074
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

 (4)  INCOME TAXES.

      There was no income tax expense (benefit) reported for the years ended December 31, 2004 and 2003.

      The following table presents a reconciliation of the expected tax expense (benefit) using the statutory federal tax rates of 34% in 2004 and 2003, and the Company's actual tax benefit:

                                                   2004       2003
                                                   ----       ----
      Tax (benefit) at the statutory
        federal rate				$ 19,527     (6,709)

      Current year losses that provided no
        tax benefit			         (19,527)     6,709

      Other, net                                       0          0
                                                  ------    -------
						$    ---        ---
                                                  ======    =======

                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                   (continued)


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

			                               2004         2003
      Deferred tax assets:                             ----         ----
        Net property and equipment, principally
          due to differences in depreciation	  $    30,000       27,000
        Accounts payable and accrued expenses	      110,000       90,000
        Tax net operating loss carryforward	      596,000      628,000
        Statutory depletion carryforward              487,000      448,000
                                                   ----------   ----------
        Total gross deferred tax assets		    1,223,000    1,193,000
        Less valuation allowance		   (1,223,000)  (1,193,000)
                                                   ----------   ----------
        Net deferred tax assets		          $       ---          ---
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

      The valuation allowance for deferred tax assets of approximately $1,193,000 at December 31, 2004, has increased approximately $27,000 (the same as the net increase in certain deferred tax assets) from the amount determined at January 1, 2004. Any subsequently recognized tax benefits relating to the valuation allowance would be reported as a reduction of income tax expense in the consolidated statement of operations.

      The Company has federal tax net operating loss carryforwards of approximately $1,849,000, which expire between 2004 and 2023, which could be used to offset future federal taxable income. The Company has a statutory oil and gas depletion carryforward of approximately $1,318,000, which has no expiration date.

      There were no taxes paid in 2004 and 2003.

 (5)  PAYABLE TO INTEREST OWNERS.

      The Company has recorded a payable totaling $324,871 to approximately 100 individual owners of royalty, working interests, and/or overriding royalty interest as a result of proceeds it received in settling a dispute in a property, plus the undistributed net revenues since the settlement date in 1992. The Company intends to distribute the funds when more accurate information is available regarding the amounts due to individual interest owners.

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

      The Company is primarily involved in the production of oil, which is sold to approximately ten oil companies. The Company had sales to two major customers in 2004 and 2003 as follows:

				 2004	 	    2003
                                 ----               ----

	Customer 1	      $ 727,717           227,395
	Customer 2          	 22,707           421,636
                                -------           -------
                     	 	750,424           649,031
                                =======           =======

 (7)  NET LOSS PER SHARE.

      Net loss per share of common stock was computed on the weighted average number of share outstanding of 1,597,196 for 2004 and 2003, respectively.

 (8)  AFFILIATED PARTNERSHIPS.

      The Company serves as general partner in several limited partnerships engaged in exploration and production activities. The Company is compensated for providing management and accounting services to the partnerships (see Note 9). The Company also serves as operator on partnership wells and in connection therewith receives and disburses partnership funds.

      Indebtedness to partnerships for their portion of undistributed net revenue was approximately $3,131 at December 31, 2004, and is included in accounts payable.

 (9)  OTHER OPERATING INCOME.

      Other operating income for the years ended December 31, 2004 and 2003, consists of the following:

                                                2004         2003
                                                ----         ----
      Affiliated partnerships - operations
        and administration fee               $    ---          ---
      Other                                    28,439       10,146
                                               ------       ------
	                                     $ 28,439       10,146
                                               ======       ======

                        PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements
                                     (continued)


(10)  RELATED PARTY TRANSACTIONS.

      Payable to officer, net, consists of the following:

                                                    2004        2003
                                                    ----        ----
      Accrued salary plus interest		$ 1,057,225    999,735
      Note payable to Company plus interest             ---        ---
      Advances					        ---        ---
                                                  ---------    -------
						$ 1,057,225    999,735
                                                  =========    =======

      Interest at a bank's prime rate is accruing on all accrued salary and unpaid interest thereon. Interest cost included in expense during 2004 and 2003 were $62,867 and $68,283, respectively. The note payable represented a $35,000 note payable issued to the Company during 1995, repayable on demand; the loan bore interest at an annual rate of one-quarter of a percent in excess of prime rate of Citibank, N.A.
      Advances are non-interest bearing. At December 31, 1998, the Company netted the note payable to the Company from the officer and the advances from the officer against the amount that the Company owned the officer in accrued salary and interest.

(11)  CONTINGENCIES.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      As of October 11, 2004, Petrol Industries, Inc. was under a Compliance Order with the Louisiana Department of Natural Resources (LDNR) regarding the breach of saltwater to the surface on one (1) of Petrol's wells. Under this order, Petrol has been assessed civil fines and penalties of approximately $20,000. The Company has filed for abatement and removal of the fines/penalties assessed by the LDNR, contingent upon Petrol drilling a monitoring water well next to the well in question. This monitoring well will test the vertical and horizontal extent of the contamination, and its effect on ground water in the exposed area. As of the date of these financial statements, the Company has not completed the monitoring well.

(12)  NOTE PAYABLE.

      The Company obtained a note payable from an individual for an amount not to exceed $200,000, currently $0.00 as of December 31, 2004. The note bears interest at 10.75% and was due and payable, including any unpaid interest and principal, on December 31, 2004. The note was secured by a multiple obligations mortgage on mineral rights either currently owned or hereinafter acquired by the Company.

                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    (continued)



      The Company obtained a note payable from an individual not to exceed $200,000, currently $181,756 as of December 31, 2004. The note bears interest at 8.00% and is due and payable, including any unpaid interest and principal, on December 31, 2004. The note is secured by a multiple obligations mortgage on mineral rights either currently owned or hereinafter acquired by the Company.

      The Company issued a note payable to an individual under an "Act of Compromise and Release" for the purchase of the individual's interest in the Company's producing leases. The individual was paid $24,000 for his interest, payable as $6,000 in cash at signing, and issued a note in the amount of $18,000, currently $8,000 as of December 31, 2004.
      The note is payable in 48 monthly installments of $500, commencing
      June 1, 2002, with interest of 8.00% due only from the maturity date of the note until paid. The producing leases purchased by the Company secure the note.

(13)  SUBSEQUENT EVENT(S).

      Effective March 30, 2005, the Company has reached an agreement with SHWJ Oil & Gas, Inc., a Texas corporation, to sell 1,240,612 shares of Petrol's authorized common stock to SHWJ in a private placement at $.40 per share, for a total purchase price of $496,244. SHWJ is a privately held company engaed in the exploration and development of oil and gas properties in the United States. Concurrently with its acquisition of common stock from Petrol, SHWJ has also agreed to acquire 575,000 shares of stock owned by Joseph M. Rodano, President and Chairman of the Board of Petrol. Upon completion of these transactions, SHWJ will own approximately 63% of the issued and outstanding common shares of Petrol. The sale will consummate in two phases with the initial phase to close in April, 2005 and the final purchase of stock closing in late May, 2005.

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

                      PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                        Supplemental Oil and Gas Information
                                    (Unaudited)


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVE QUANTITIES - Schedule 4

Estimated future net cash flows were determined by summing yearly future cash inflows computed by applying year-end prices (approximately $40.63 per barrel for oil at December 31, 2004) to estimated quantities of proved developed reserves as of each year-end. Oil prices have increased slightly in early 2003 from year-end levels. The estimated future production costs were deducted based on the assumed continuation of the cost levels and economic conditions existing at the respective year-end. Income taxes are not included due to the Company not being in a tax paying position. The future net cash flows were then discounted at 10%.

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

Schedule 4 also presents a summary of the principal sources of change in the standardized measure of discounted future net cash flows for the years 2004 and 2003.


                                                                    SCHEDULE 1

                     PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                      Capital Costs Relating to Oil and Gas
                              Producing Activities

                           December 31, 2004 and 2003
                                   (Unaudited)



                                                         2004          2003
                                                         ----          ----
Proved properties                                    $ 3,458,877     3,204,029
Other                                                    363,215       387,429
                                                      ----------    ----------
						       3,501,616     3,591,458
Accumulated depreciation, depletion
  and amortization		                      (3,423,758)   (3,505,843)
                                                      ----------    ----------

Net capitalized costs				     $    77,858        85,615
                                                      ==========    ==========




NOTE: Included in capitalized costs at December 31, 2004 and 2003, is $746,941, representing contributions of capital costs made by the Company to affiliated limited partnerships pursuant to various partnership agreements.



                                                                    SCHEDULE 2


                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration, and Development Activities

                      Years ended December 31, 2004 and 2003
                                   (Unaudited)




                                                   2004          2003
                                                   ----          ----


Developmental Costs				$ 10,729        22,817
                                                  ======        ======

                                                                    SCHEDULE 3


                      PETROL INDUSTRIES, INC. AND SUBSIDIARIES

                            Estimated Net Quantities of
                       Proved Developed Oil and Gas Reserves

                       Years ended December 31, 2004 and 2003
                                    (Unaudited)



                                                    2004              2003
                                                    ----              ----
                                                   Barrels           Barrels
                                                    of Oil            of Oil
                                                   -------           -------

Proved developed reserves:
  Beginning of year			            27,542            54,764

  Production                                       (19,685)          (26,766)
  Sale of minerals in place                            ---              (456)
  Revisions, extensions and discoveries                ---               ---
                                                   -------           -------

  End of year                                        7,857            27,542
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

                                                                  SCHEDULE 4

                    PETROL INDUSTRIES, INC. AND SUBSIDIARIES

               Standardized Measure of Discounted Future Net Cash
                Flows Relating to Proved Oil and Gas Quantities

                     Years ended December 31, 2004 and 2003
                                  (Unaudited)


                                              2004            2003
                                              ----            ----
                                                (in thousands)

Future cash inflows			  $    759             768
Future production and development cost        (618)           (643)
Future income tax (expense) benefit            ---             ---
                                            ------          ------

Future net cash flows (deficit)                141             125
10% annual discount for estimated
  timing of cash flows (deficit)               (13)            (11)
                                            ------          ------

Standardized measure of discounted
  future net cash flows (deficit)	  $    128             114
                                            ======          ======


Principal sources of changes in the standardized measure of discounted future net cash flows for the years shown:

                                              2004            2003
                                              ----            ----
                                                 (in thousands)

Net changes in prices and production
  cost, including excise taxes		  $    322             354
Sales and transfers of oil and gas
  produced, net of production costs           (159)           (126)
Net change due to revisions, extensions,
  and discoveries                              ---             ---
Net change due to purchase (sale) of
  minerals-in-place                            ---             ---
Development cost incurred during the
  period                                        11              23
Accretion of discount                           11             (12)
Change in production rates (timing)
  and other                                   (171)             (7)
                                            ------          ------

                                  	  $     15             232
                                            ======          ======


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

                                      PART III
                                      --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  The Directors of Petrol are as follows:

                                Position with the Company
                                 and Business Experience         Director
Name                  Age        During Past Five Years           Since
----                  ---       -------------------------        --------

Joseph M. Rodano       68       Chairman of the Board of           1972
                                Directors, President and
                                Chief Executive Officer of
                                Petrol since 1972; Treasurer
                                of Petrol since 1980; Assistant
			        Secretary since March 1996.

Robert M. Bontempi     73       Director, Retired; Bond            1972
                                Salesman, Thomson McKinnon
                                Securities, 1983-1988.

Arlys C. Milan         50       Vice President of Petrol           1994
                                since 1990; Office Manager
                                for more than 4 years prior
                                thereto; elected to Board of
                                Directors in August, 1994.

     All Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualify.

(b) The chief executive officers and four most highly compensated executive officers of the Company are as follows:

                                      Position with the Company and Business
Name                     Age          Experience During Past Five Years
----                     ---          --------------------------------------

Joseph M. Rodano         68            See "Directors" above.

Arlys C. Milan           50            See "Directors" above.

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

                               SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation
                                       Annual Compensation                  Awards         Payouts
                             ___________________________________________  __________________________________
Name and                                                                  Restricted                             All Other
Principal                                                Other Annual       Stock     Options/      LTIP       Compensation
Position                     Year   Salary($)  Bonus($)  Compensation($)   Awards($)   SARs(#)    Payouts($)       ($)
---------                    ----   ---------  --------  ---------------  ----------  --------    ----------   ------------
Joseph M. Rodano,
President, Chief             2003    12,000       ---        ---             ---        ---           ---          ---
Executive Officer and        2004    12,000       ---        ---             ---        ---           ---          ---
Chairman of the Board


Stock Option Grants
-------------------

     There were no grants of stock options/SARs made during the fiscal year ended December 31, 2004 and 2003 to Mr. Rodano.


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
Not Applicable


Stock Option Exercises
----------------------

     Mr. Rodano did not exercise any stock options during the fiscal year ended December 31, 2004 or 2003 and did not have any unexercised options at the fiscal year-end.



                     AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                AND FY-END OPTION/SAR VALUES

             	                                                  Value of Unexercised
                                                 Number of Unexercised                In-the-Money
                 Shares                             Option/SARs at                   Option/SARs at
                Acquired                              FY-End(#)                        FY-End ($)
                  on            Value        _____________________________     _____________________________
Name           Exercise(#)    Realized($)    Exercisable     Unexercisable     Exercisable     Unexercisable
----           -----------    -----------    -----------     -------------     -----------     -------------
Not Applicable


Long-Term Incentive Plan Awards in Last Fiscal Year
---------------------------------------------------

     There were no awards made in the fiscal year ended December 31, 2004 and 2003 to Mr. Rodano under any form of Company LTIP (w/incentives spanning more than one fiscal year).

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following table sets forth, as of March 31, 2004, information concerning the beneficial ownership of Petrol's Common Stock by each person who is known by management to own beneficially more than 5% of such securities:

             Name of               Amount and Nature              Percent
          Beneficial Owner       of Beneficial Ownership         of Class
          ----------------       -----------------------         --------

          Joseph M. Rodano           599,725 (direct)              37.5%

     (b) The following table sets forth, as of March 31, 2004, information concerning the beneficial ownership of voting securities of the Company by all current directors individually, by the Chief Executive Officer and the four next most highly compensated officers, and by all directors and officers as a group:

             Name of                 Amount and Nature           Percent
          Beneficial Owner         of Beneficial Ownership       of Class
          ----------------         -----------------------       --------

          Joseph M. Rodano             599,725 (direct)           37.5%

          Robert M. Bontempi                 0                     0.0%

          Arlys C. Milan                     0                     0.0%

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

          2.  Reports on Form 8-K:

              None filed during the last quarter of 2004.

                                    SIGNATURES
                                    ----------


	Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						PETROL INDUSTRIES, INC.


							S/Joseph M. Rodano
March  31 , 2005       				By:________________________________
						   Joseph M. Rodano
						   President and Treasurer


	Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


						    s/Joseph M. Rodano
March  31 , 2005				___________________________________
						Joseph M. Rodano - Director


                                                    s/Robert Bontempi
March  31 , 2005				___________________________________
						Robert Bontempi - Director


                                                    s/Arlys C. Milan
March  31 , 2005				___________________________________
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

                                                  s/Joseph M. Rodano
Date:   March 31, 2005                       _____________________________
       		                             Joseph M. Rodano
		                             President & Treasurer

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

                                                    S/Arlys C. Milan
Date:   March 31, 2005				____________________________
                                                Arlys C. Milan
                                                Vice President & Secretary

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Petrol Industries, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 31, 2005   		           s/Joseph M. Rodano
					         -------------------------
					           Joseph M. Rodano
					           President & Treasurer



A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to Petrol Industries, Inc. and will be retained by Petrol Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.