Form 10QSB
period 2005-03-31
PETROL INDUSTRIES INC
filed 2005-05-16
CIK 77864

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours per Response:  1.0

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended:	March 31, 2005

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to __________

Commission File number:		0-3912

                               PETROL INDUSTRIES, INC.
           -----------------------------------------------------------------
           (Exact Name of Small Business Issuer as Specified in its Charter)

                  NEVADA                          75-1282449
    -------------------------------     ------------------------------------
    (State or Other Jurisdiction of     (IRS Employer Identification Number)
     Incorporation of Organization)

           202 N. THOMAS, SUITE 4          SHREVEPORT, LA  71107-6539
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

                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            PETROL INDUSTRIES, INC. & SUBSIDIARIES
                                 Consolidated Balance Sheets

                                                          March 31,       December 31,
                                                             2005             2004
                                                          ---------       ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents                             $   120,618            89,762

  Accounts receivable:
    Trade		                                     48,859            27,470
    Other                                                     9,498             9,498
                                                         ----------        ----------
                                                             58,357            36,968

Inventory                                                    42,281            33,357
Prepaid expenses                                              3,347             2,849
                                                         ----------        ----------
          Total current assets                              224,603           162,936
                                                         ----------        ----------

Property and equipment, at cost:
  Land                                                        7,000             7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                  3,121,631         3,138,401
  Trucks and other operating equipment                      379,984           363,215
  Furniture and fixtures                                     36,412            36,306
                                                         ----------        ----------
                                                          3,545,027         3,544,922
  Less accumulated depreciation, depletion and
    amortization                                          3,461,742         3,458,877
                                                         ----------        ----------
                                                             83,285            86,045
                                                         ----------        ----------

Other assets                                                  1,107             1,107
                                                         ----------        ----------

                                                        $   308,995           250,088
                                                         ==========        ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------

Current liabilities:
  Accounts payable                                      $    36,115            43,460
  Deferred revenue                                           50,000               ---
  Payable to interest owners                                324,871           324,871
  Payable to officer, net                                 1,071,149         1,057,225
  Note payable                                              187,756           189,756
  Accrued expenses                                          103,899            96,160
                                                         ----------        ----------
          Total current liabilities                       1,773,790         1,711,472
                                                         ----------        ----------

Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                     ---               ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 1,597,196 shares
    in 2004 and 2003                                        159,720           159,720
  Accumulated deficit                                    (1,624,515)       (1,621,104)
                                                         ----------        ----------
          Total stockholders' deficit                    (1,464,795)       (1,461,384)
                                                         ----------        ----------

                                                        $   308,995           250,088
                                                         ==========        ==========



                                   PETROL INDUSTRIES, INC.

                           Consolidated Statements of Operations

                        Three Months Ended March 31, 2005 and 2004
                                          (unaudited)




                                       2005                    2004
                                       ----                    ----
Revenues:
  Oil and gas sales               $   152,708                 221,085
  Other operating income               34,532                   1,235
                                   ----------              ----------
                                      187,240 	              222,320
                                   ----------              ----------
Expenses:
  Lease operating expense             122,060                 161,648
  General and administrative           51,248                  48,240
  Depreciation, depletion
    and amortization                    2,865                   2,865
                                   ----------              ----------
                                      176,173                 212,753
                                   ----------              ----------

          Operating income             11,067	                9,567
                                   ----------              ----------

Other income and (expense):
  Gain on sale of assets                  ---                     ---
  Interest income                          39                       3
  Interest expense                    (14,517)                (17,174)
                                   ----------              ----------
                                      (14,478)                (17,171)
                                   ----------              ----------

          Net income/(loss)       $    (3,411)                 (7,604)
                                   ==========              ==========

Net income/(loss) per share       $     (0.01)                  (0.01)
                                   ==========              ==========

Average common shares
  outstanding                       1,597,196               1,597,196
                                   ==========              ==========



                                       PETROL INDUSTRIES, INC.

                                 Consolidated Statements of Cash Flows

                               Three Months Ended March 31, 2005 and 2004
                                               (unaudited)



                                                                 2005           2004
                                                                 ----           ----
Operating activities:
  Net income/(loss)                                          $  (3,411)        (7,604)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization                   2,865          2,865
      Gain on sale of assets                                       ---            ---
      Losses on retirements of property and equipment
        included in lease operating expenses                       ---	          ---
     Changes in assets and liabilities:
       Increase in accounts receivable                         (21,389)        (5,215)
       Increase in inventory                                    (8,924)        (6,729)
       Increase in prepaid expenses                               (498)        (4,397)
       Increase in accounts payable and accrued expenses           394          5,919
       Increase in deferred revenue                             50,000            ---
       Increase in payable to officer, net                      13,924         14,237
       (Decrease) increase in payable to interest owners             0          4,446
                                                               -------        -------
         Net cash (used) provided by operating activities       32,961          3,522
                                                               -------        -------
Investing activities:
  Capital expenditures                                            (105)        (3,172)
  Proceeds from sale of property and equipment                     ---            ---
                                                               -------        -------
         Net cash provided (used) by investing activities         (105)	       (3,172)
                                                               -------        -------
Financing activities:
  Proceeds from gross borrowings                                   ---	          ---
  Repayments of gross borrowings                                (2,000)        (1,500)
                                                               -------        -------
         Net cash provided by financing activities              (2,000)        (1,500)
                                                               -------        -------

Increase (decrease) in cash and cash equivalents                30,856 	       (1,150)
Cash and cash equivalents at beginning of period                89,762         25,074
                                                               -------        -------

Cash and cash equivalents at end of period                   $ 120,618         23,924
                                                               =======        =======



                                      PETROL INDUSTRIES, INC.

                    Consolidated Statements of Changes in Stockholders' Deficit

                             Three Months Ended March 31, 2005 and 2004
                                              (unaudited)



                                                             2005           2004
                                                             ----           ----
Stockholder's deficit at January 1                      $ (1,461,384)    (1,518,817)

   Net income/(loss) for the three-month period	              (3,411)        (7,604)
                                                          ----------     ----------

Stockholder's deficit at March 31                       $ (1,464,795)	 (1,526,422)
                                                          ==========     ==========


                                    PETROL INDUSTRIES, INC.

                          Notes to Consolidated Financial Statements
                                           (unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared by the Registrant in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. It is suggested that these consolidated financial statements be used in conjunction with the consolidated financial statements and the notes thereto included in the Registrant's 2004 Annual Report on Form 10-KSB.

2. The consolidated financial statements included herein are consolidated with the accounts of Petrolind Drilling Funds, Inc. and Realco, Inc., both wholly owned subsidiaries of the Registrant, neither of which was active during 2005 or 2004.

3. Net income per share of common stock is computed on the weighted average number of shares outstanding during the three months ended March 31. Totaling the number of shares outstanding at the end of each month and dividing that total by the number of months determined the weighted average number of shares outstanding.

                                                 Total Number of
                                                Shares Outstanding
                                                2005          2004
                                                ------------------
                           January 31         1,597,196    1,597,196
                           February 28        1,597,196    1,597,196
	                   March 31           1,597,196    1,597,196

4. The expected tax benefit resulting from operations for the first three months of 2005 has not been recorded because it is not expected to be realizable. Additionally, there were no significant changes in the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     With an increase of approximately 41.0% in average oil prices, oil and gas sales revenues decreased significantly during the first quarter of 20054 as compared to the 2004 period. The Company sustained a net loss of $3,411, or ($.01) per share, as compared to a net loss of $7,604, or ($.01) per share, in the 2004 period.

     The Company realized an operating income of $11,067 in the first quarter of 2005, compared to an operating income of $9,567 in the prior year's first quarter. Oil prices averaged $47.23 per barrel during the first quarter of 2005, compared to an average of $33.50 per barrel in the 2004 period.

     Profitability is contingent essentially upon two factors: increasing production from the Company's mineral leases and continued increases in world oil prices. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

     The Company had cash and cash equivalents at March 31, 2005, of $120,618, compared to $89,762 at the end of the 2004 fiscal year. Management estimates that it owes $324,871 from the settlement of the Horne Lease dispute with Oryx to owners of other interests in the Horne Lease.


                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         Effective March 30, 2005 the Company has reached an agreement with SHWJ Oil & Gas, Inc., a Texas corporation, to sell 1,240,612 shares of Petrol's authorized common stock to SHWJ in a private placement at $.40/share, for a total purchase price of $496,244. SHWJ is a privately held company engaged in the exploration and development of oil and gas properties in the United States. Concurrently with its acquisition of common stock from Petrol, SHWJ has also agreed to acquire 575,000 shares of stock owned by Joseph M. Rodano, President and Board Chair of Petrol. Upon completion of these transactions, SHWJ will own approximately 63% of the issued and outstanding common shares of Petrol. The sale will consummate in two phases with the intial phase to close in April 2005, and the final purchase of stock closing in late May 2005.

                                         SIGNATURE
                                         ---------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 13, 2005                         PETROL INDUSTRIES, INC.


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


Date:   May 13, 2005                                    s/Joseph M. Rodano
                                                      _______________________
                                                      Joseph M. Rodano
                                                      President & Treasurer

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


Date:   May 13, 2005                                    s/Arlys C. Milan
                                                      _______________________
                                                      Arlys C. Milan
                                                      Secretary

                                  CERTIFICATION PURSUANT TO
                                   18 U.S.C. SECTION 1350,
                                   AS ADOPTED PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Petrol Industries, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 13, 2005                                s/Joseph M. Rodano
                                                _______________________________
	                                          Joseph M. Rodano
	                                          President & Treasurer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to Petrol Industries, Inc. and will be retained by Petrol Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.