Form 10QSB
period 2005-06-30
PETROL INDUSTRIES INC
filed 2005-08-16
CIK 77864

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                       FORM 10-QSB

OMB Approval
OMB Number:  xxxx-xxxx
Expires:  Approval Pending
Estimated Average Burden Hours per Response:  1.0

(Mark One)

[xx] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended:	    June 30, 2005

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to __________

Commission File number:		0-3912

                      Petrol Industries, Inc.
-----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

            Nevada                             75-1282449
-------------------------------     ------------------------------------
(State or Other Jurisdiction of     (IRS Employer Identification Number)
 Incorporation of Organization)

        202 N. Thomas, Suite 4          Shreveport, LA  71107-6539
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:		2,837,808


                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       PETROL INDUSTRIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                                             June 30,      December 31,
                                                               2005           2004
                                                             --------      ------------
                    ASSETS
                    ------
Current assets:
  Cash and cash equivalents	                          $   141,528           89,762
  Accounts receivable:
    Trade                                                      94,683           27,470
    Other                                                       9,498            9,498
                                                           ----------       ----------
                                                              104,181           36,968

Inventory                                                      99,274           33,357
Prepaid expenses                                                3,048            2,849
                                                           ----------       ----------
          Total current assets                                348,031          162,936
                                                           ----------       ----------

Property and equipment, at cost:
  Land                                                          7,000            7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                    3,138,401        3,138,401
  Trucks and other operating equipment                        384,915          363,215
  Furniture and fixtures                                       36,412           36,306
                                                           ----------       ----------
                                                            3,566,728        3,544,922
  Less accumulated depreciation, depletion and
    amortization                                            3,464,607        3,458,877
                                                           ----------       ----------
                                                              102,121           86,045
                                                           ----------       ----------

Other assets                                                    1,107            1,107
                                                           ----------       ----------

                                                          $   451,259          250,088
                                                           ==========       ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current liabilities:
  Accounts payable                                        $   215,688           43,460
  Payable to interest owners                                  324,321          324,871
  Note payable                                              1,110,785        1,057,225
  Notes payable	                                                3,750          189,756
  Accrued expenses                                             18,272           96,160
                                                           ----------       ----------
          Total current liabilities                         1,672,816        1,711,472
                                                           ----------       ----------
Stockholders' deficit:
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                       ---              ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 2,837,808 shares
    in 2005 and 1,597,196 shares in 2004                      283,781          159,720
  Additional paid in capital                                  372,184              ---
  Accumulated deficit                                      (1,877,522)      (1,621,104)
                                                           ----------       ----------
          Total stockholders' deficit                      (1,221,557)      (1,461,384)
                                                           ----------       ----------

                                                          $   451,259          250,088
                                                           ==========       ==========


                                     PETROL INDUSTRIES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)




                                           Quarter Ended             Six Months Ended
                                              June 30,                   June 30,
                                    ------------------------     -----------------------
                                       2005           2004          2005          2004
                                    ------------------------     -----------------------
Revenues:
  Oil and gas sales	           $  113,150        200,390        265,858      412,475
  Other operating income               92,192          1,286        126,724        2,521
                                    ---------      ---------      ---------    ---------
                                      205,342        201,676        392,582      414,996
                                    ---------      ---------      ---------    ---------
Expenses:
  Lease operating expense             148,068        160,637        270,178      322,285
  General and administrative           99,036         47,276        150,284       95,516
  Depreciation, depletion
    and amortization                    2,865 	       2,865          5,730        5,730
                                    ---------      ---------      ---------    ---------
                                      249,969        210,778        426,192      423,531
                                    ---------      ---------      ---------    ---------

         Operating (loss)          $  (44,627)        (9,102)       (33,610)      (8,535)
                                    ---------      ---------      ---------    ---------
Other income and (expense):
  Gain on sale of assets                  ---        148,144            ---      148,144
  Interest income                       1,670            628          1,710          631
  Interest expense                        ---        (15,164)       (14,517)     (32,338)
  Bonus expense                       210,000            ---        210,000          ---
                                    ---------      ---------      ---------    ---------
                                     (208,330)       133,608       (222,808)     116,437
                                    ---------      ---------      ---------    ---------

          Net income/(loss)        $ (252,957)       124,506       (256,418)     107,902
                                    =========      =========      =========    =========

Net income/(loss) per share        $    (0.10)          0.08          (0.13)        0.07
                                    =========      =========      =========    =========

Average common shares
  outstanding	                    2,463,141      1,597,196      2,030,169    1,597,196
                                    =========      =========      =========    =========



                                             PETROL INDUSTRIES, INC.

                                      Consolidated Statements of Cash Flows

                                     Six months ended June 30, 2005 and 2004
                                                   (unaudited)




                                                                    2005          2004
                                                                    ----          ----
Operating activities:
  Net income/(loss)                                             $ (256,418)      107,902
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization	                     5,730         5,730
      Gain on sale of assets	                                       ---      (148,144)
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable	  	   (67,213)       21,758
       Decrease (increase) in inventory		                   (65,917)       (5,965)
       Increase in prepaid expenses		                      (199)       (4,102)
       Decrease (increase) in accounts payable and
         accrued expenses        	  	                    94,340       (10,447)
       Increase in note payable		                            53,560        28,523
       Decrease in accrued director fees                     	       ---        12,400
       Increase (decrease) in payable to interest owners              (550)        8,473
                                                                 ---------      --------
         Net cash used by operating activities                    (236,667)	  16,128

Investing activities:
  Capital expenditures                                             (21,806)       (3,844)
  Proceeds from sale of property and equipment                         --- 	 155,500
                                                                 ---------      --------
         Net cash provided (used) by investing activities          (21,806)      151,656

Financing activities:
  Issuance of common stock                                         124,061           ---
  Additional paid in capital                                       372,184           ---
  Repayments of gross borrowings                                  (186,006)	  (3,000)
                                                                 ---------      --------
         Net cash provided by financing activities                 310,239        (3,000)


Increase in cash and cash equivalents                               51,766       164,784
Cash and cash equivalents at beginning of period                    89,762        25,074
                                                                 ---------      --------

Cash and cash equivalents at end of period                      $  141,528       189,858
                                                                 =========      ========


                                    PETROL INDUSTRIES, INC.

                 Consolidated Statements of Changes in Stockholders' Deficit

                            Six months ended June 30, 2005 and 2004
                                      (unaudited)



                                                            2005	    2004
                                                            ----            ----

Stockholder's deficit at January 1	               $ (1,461,384)	 (1,518,817)

   Issuance of common stock                                 124,061             ---

   Additional Paid-In Capital                               372,184             ---

   Prior period adjustment                                      ---          12,400

   Net income/(loss) for six-month period                  (256,418)        107,902
                                                        -----------      ----------

Stockholder's deficit at June 30	               $ (1,221,557)	 (1,398,515)
                                                        ===========      ==========


                                 PETROL INDUSTRIES, INC.
                       Notes to Consolidated Financial Statements
                                     June 30, 2005
                                      (unaudited)


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Petrol Industries, Inc. ("Petrol" or the "Company") is an independent energy company engaged primarily in the acquisition, exploration, development, production and sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States of America. Petrol's operations primarily consist of one segment of business, oil and gas production. The principal executive offices of the Company are located at 202 N. Thomas, Suite 4, Shreveport, Louisiana, 71107-6539. The Company was incorporated in 1968 under the laws of the State of Nevada.

The Company's future financial condition and results of operations will depend upon prices received for its oil and natural gas and the costs of finding, acquiring, development and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company's control.
These factors include worldwide political instability, the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternate fuels.

MAJOR CUSTOMERS

One customer accounted for approximately 95% of the Company's net sales for the six months ended June 30, 2005.

NOTES PAYABLE

During the six months ended June 30, 2005, the Company retired a total of $183,606 of notes payable.

COMMON STOCK

On March 30, 2005, the Company reached an agreement with SHWJ Oil & Gas, Inc., a Texas Corporation, to sell 1,240,612 shares of Petrol's authorized common stock to SHWJ in a private placement at $.40/share, for a total purchase price of $496,244.80.

The stock was issued in two phases: 678,612 shares on April 28, 2005, and 562,000 shares on June 20, 2005. These shares were issued by Petrol in a transaction not registered under the Securities Act of 1933, in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

Concurrently with its acquisition of common stock from Petrol, SHWJ also acquired 575,000 shares of stock owned by Joseph M. Rodano, past President and Chairman of the Board.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of Statement 123(R).

NOTE 2.  EARNINGS PER SHARE

The Company uses SFAS No. 128, "Earnings per Share" for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding.

                                          Total Number of
                                        Shares Outstanding
                                        2005          2004
                                      -----------------------
                        January 31    1,597,196     1,597,196
                        February 28   1,597,196     1,597,196
                        March 31      1,597,196     1,597,196
                        April 30      2,275,808     1,597,196
                        May 31        2,275,808     1,597,196
                        June 30       2,837,808     1,597,196

NOTE 3.  SUBSEQUENT EVENTS

On July 14, 2005, the Company entered an agreement with a related party to sell a property for a cash payment of $10,000 and assumption of debt payable to interest owners of approximately $325,283. This was reported on Form 8K on July 24, 2005.

On August 4, 2005, the Company approved the payment of $101,960 in accounts payable with 509,800 shares of restricted stock. An additional $75,000 in accounts payable was approved to be paid by a 2% ORRI on properties.

The Board of Directors approved the conversion of a note payable to preferred stock to be issued by date for the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Petrol in light of past experience and perception of: historical trends, current conditions, expected future developments, and other factors that the management of Petrol believes are appropriate under the circumstances. Petrol cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, the regulatory environment, and trend projections, that cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

Significant factors that could prevent Petrol from achieving its stated goals include: declines in the market prices for oil and gas, adverse changes in the regulatory environment affecting Petrol, the inability to dispose of real property at prices sufficient enough to liquidate associated indebtedness, the inherent risks involved in the evaluation of properties targeted for acquisition, the Company's dependence on key personnel, the availability of capital resources at terms acceptable to the Company, the uncertainty of estimates of proved reserves and future net cash flows, the risk and related cost of replacing produced reserves, the high risk in exploratory drilling and competition. Petrol or persons acting on its or their behalf should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. Petrol undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Petrol's revenues from oil and gas activities decreased approximately 44% in the second quarter of 2005, as compared to the second quarter of 2004, the result being an approximately 67% decrease in production. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $36.41 in second quarter of 2004 to $49.15 in the second quarter of 2005.

The 67% decrease in production is due to the fact that the State of Louisiana suspended the Company's R4's (Authority to Transport Oil) until the Company plugged and abandoned certain wells. The Company's Texas production is suspended until a saltwater disposal well can be tested.

Revenues from operating fees, including rental charges for company-owned equipment, increased from $1,286 in the second quarter of 2004 to $92,192 in the second quarter of 2005.

Petrol's lease operating expense decreased from $322,285 for the six months ended June 30, 2004, to $270,178 for the six months ended June 30, 2005. Expenses attributable to the producing properties were consistent with the prior year based on production. The costs of maintenance and supplies for Company equipment increased as the Company utilized it more for outside operations.

Net operating revenues from Petrol's oil and gas production are very sensitive to changes in the price of oil: thus it is difficult for management to predict whether or not the Company will be profitable in the future. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

General and administrative expenses increased $54,768 for the six months ended June 30, 2005, as compared to the 2004 period. This increase is attributed to increases in legal and audit expenses incurred by the Company for the private placement and compliance issues. Consulting fees increased as the Company is attempting to get the oil and gas production increased.

Depreciation, depletion and amortization were %5,730 in both 2005 and 2004. The Company acquired equipment at the end of the 2005 period and this was not depreciated in the period.

Interest income is $1,710 as of June 30, 2005 as compared to $63 at June 30, 2004. The increase is due to increased cash and cash equivalents for the period.

Interest expense decreased by $17,821 in 2005 from $32,338 in 2004 due to the retirement of debt and the change of ownership on a certain note payable.

The Company's outgoing Board of Directors, with the consent of the new members of the Board, agreed to pay a bonus to certain officers and consultants of the Company. Cash bonuses of $135,000 were paid and $75,000 is payable as of this statement date. Providing a gross override in the Company's production to a former consultant and an officer/director will pay this $75,000. This is a one-time charge.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had a working capital deficit of $1,324,785. This working capital deficit is due, in a large part, to notes payable. Subsequent to June 30, 2005, the company agreed with the note holder to convert the debt to convertible preferred shares.

Net cash used by operating activities totaled $236,667 for the six months ended June 30, 2005, compared to $16,128 provided by operating activities for the six months ended June 30, 2004. In 2005, net loss adjusted for reconciling items resulted in a cash inflow of $19,751. Changes in assets and liabilities resulted in a cash outflow of $256,418. In 2004, net income for reconciling items resulted in cash outflow of $16,128. Changes in assets and liabilities resulted in a cash source of $40,242.

Net Cash used in investing activities totaled $21,806 for the six months ended June 30, 2005, as compared to cash provided by investing activities of $151,656 for the six months ended June 30, 2004.

The $21,806 in capital expenditures was on equipment for the six months ended June 30, 2005, compared to $3,844 for the six months ended June 30, 2004.

Net cash provided by financing activities totaled $310,239 for the six months ended June 30, 2005, and net cash used by financing activities totaled $3,000 for the six months ended June 30, 2004.

Proceeds of $492,245 were received from private placements of the Company's stock. Payments on notes payable resulted in a cash outflow of $186,006 in 2005. Payments on notes payable were $3,000 in 2004.

The Company had cash and cash equivalents at June 30, 2005, of $141,528, compared to $89,762 at the end of the 2004 fiscal year.

As reported in the Registrant's 2004 Annual Report on form 10-KSB, the Company was under a Compliance Order with the Louisiana Department of Natural Resources (LDNR) regarding the breach of saltwater to the surface on one (1) of Petrol's wells. Under this order, Petrol had been assessed civil fines and penalties of approximately $20,000. The Company filed for an abatement and removal of the fines/penalties assessed by the LDNR, contingent upon Petrol drilling a monitoring well next to the one in question to test the vertical and horizontal extent of the contamination, and its effect on ground water in the exposed area.

On or about May 20, 2005, Petrol drilled the initial test monitoring well for the purpose of determining the presence of an Underground Source of Drinking Water (USDW). Based on an evaluation of the electric log run in the test well, and the formation descriptions submitted on the driller's log for the test, it was determined that no USDW was present at that location. Petrol also plugged and abandoned the well on which the saltwater reached the surface.

EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil and gas produced by Petrol has fluctuated significantly during the last year. Changes in the price that Petrol receives for its oil and gas is set by market forces beyond Petrol's control as well as government intervention. The volatility and uncertainty in oil and gas prices have made it more difficult for a company like Petrol to increase its oil and gas asset base and become a significant participant in the oil and gas industry. Most of Petrol's oil and gas production is sold to certain major oil companies and gas transmission companies. However, in the event these purchasers discontinued oil and gas purchases, Petrol has made contact with other purchasers who would purchase the oil and gas at terms standard in the industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, recovery of oil and gas reserves, financial operations, and contingencies and litigation.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, the proceeds to be realized from the sale of real property, and the recognition and classification of net operating loss carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.


Item 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of June 30, 2005, the Company's management, with the participation of its chief executive officer and chief accounting officer, concluded that the Company's disclosure controls and procedures were effective.

The Company has implemented a process designed by, or under the supervision of, its principal executive and principal accounting officers, or persons performing similar functions, and effected by the Company's board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company's management, with the participation of its chief executive officer and chief accounting officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

         a) See the description of "Common Stock" under "Notes to Consolidated Financial Statements".
         b) The Company did not repurchase any securities in the quarter covered by this report.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

On August 4, 2005, the Board of Directors appointed the following officers:
David A. Taylor as President; Mario Lanza as Secretary; and Ronnie Allen as Vice President of Field Operations. Mr. Lanza and Mr. Allen are Directors of the Company.

The Board approved the sale of the Horne Lease to a corporation represented by Mario Lanza, a director, for cash and assumption of debt.

The Board further approved the issuance of preferred shares for notes payable. These are shares are to be convertible to common stock of the corporation.

The Board approved the issuance of 509,800 restricted common shares of stock and the issuance of a 2% ORRI in producing properties to pay accounts payable.

                                      SIGNATURES
                                      ----------


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PETROL INDUSTRIES, INC.

Dated:  August 15, 2005	                        By:    s/David A. Taylor
                                                   ___________________________
                                                   David A. Taylor
                                                   President

                                     CERTIFICATION
                                     -------------

I, David A. Taylor, President, certify that:

1. I have reviewed this Form 10-QSB for the quarterly period ended June 30, 2005, of Petrol Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of and for the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

                                                  S/David A. Taylor
DATE:  August 15, 2005                            ____________________________
                                                  David A. Taylor
                                                  President

                                       CERTIFICATION
                                       -------------

I, Arlys C. Milan, Vice President, certify that:

1. I have reviewed this Form 10-QSB for the quarterly period ended June 30, 2005, of Petrol Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of and for the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


                                                      S/Arlys C. Milan
DATE:   August 15, 2005                               ________________________
                                                      Arlys C. Milan
                                                      Vice President

                                CERTIFICATION PURSUANT TO
                                 18 U.S.C. SECTION 1350,
                                  AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                     ---------------------------------------------

In connection with the Quarterly Report of Petrol Industries, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ii. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                             S/David A. Taylor
DATED: August 15, 2005                       ________________________________
                                             David A. Taylor
                                             President


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to Petrol Industries, Inc. and will be retained by Petrol Industries, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.