Form 10QSB
period 2005-09-30
PETROL INDUSTRIES INC
filed 2005-12-09
CIK 77864

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     xx Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2005

     ___Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (318) 424-6396
                (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No
                                                                       --   --

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

     Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _xx_

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,897,608 as of December 9, 2005.

     Transitional Small Business Disclosure Format: Yes __ No _xx_

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The financial statements and notes set forth below have not been reviewed by the Company's independent registered public accountants, Heard, McElroy and Vestal, LLP, which resigned as the Company's independent registered public accountants on September 1, 2005 (see Item 5, Other Information, in this Quarterly Report on Form 10-QSB). The Company is currently undertaking to engage new independent registered public accountants and will have such accountants review the financial statements set forth below in an expedited manner. The Company intends to make additional or supplemental disclosure, if any, if such disclosure is indicated by such review.

                     PETROL INDUSTRIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                     September 30,  December 31,
                                                                                          2005         2004
                                                                                        --------      -------
                                     Assets
Current assets:
  Cash and cash equivalents                                                       $      84,865        89,762
  Accounts receivable:
    Trade                                                                               117,785        27,470
    Other                                                                                 7,498         9,498
    Deposit on Equipment                                                                100,000         - 0 -
                                                                                        -------        ------
                                                                                        225,283        36,968

Inventory                                                                               130,572        33,357
Prepaid expenses                                                                         52,263         2,849
                                                                                     ----------    ----------
          Total current assets                                                          492,983       162,936
                                                                                     ----------    ----------
Property and equipment, at cost:
  Land                                                                                    7,000         7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                                              3,025,633     3,138,401
  Trucks and other operating equipment                                                  452,915       363,215
  Furniture and fixtures                                                                 36,412        36,306
                                                                                     ----------    ----------
                                                                                      3,521,960     3,544,922
  Less accumulated depreciation, depletion and
    amortization                                                                      3,342,950     3,458,877
                                                                                     ----------    ----------
                                                                                        179,010        86,045
                                                                                     ----------    ----------

Other assets                                                                              1,107         1,107
                                                                                     ----------    ----------
                                                                                  $     673,100       250,088
                                                                                     ==========    ==========
                      Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                $     181,820        43,460
  Payable to interest owners                                                             - 0 -        324,871
  Note payable                                                                          578,785     1,057,225
  Notes payable                                                                          - 0 -        189,756
  Accrued expenses                                                                       24,256        96,160
                                                                                     ----------    ----------
          Total current liabilities                                                     784,861     1,711,472
                                                                                     ----------    ----------
  Reserve for past interest owners                                                     200,000        - 0 -
                                                                                    ----------     ----------
          Total Liabilities                                                             984,861     1,711,472
                                                                                     ----------    ----------
Stockholders' equity (deficit):
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                                                 ---           ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 9,697,608 shares
    in 2005 and 1,597,196 shares in 2004                                                969,761       159,720
  Additional paid in capital                                                            558,164           ---
  Accumulated deficit                                                                (1,839,686)   (1,621,104)
                                                                                     ----------    ----------
          Total stockholders' equity (deficit)                                         (311,761)   (1,461,384)
                                                                                     -----------   ----------
                                                                                  $     673,100       250,088
                                                                                     ==========    ==========

                             PETROL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           Quarter Ended               Nine Months Ended
                                           September 30,                 September 30,
                                      -------------------------  --------------------------
                                         2005           2004        2005            2004
                                      -------------------------  --------------------------
Revenues:
  Oil and gas sales                   $   165,846       210,254      431,704        622,729
  Other operating income                  455,277         5,927      587,201          8,488
                                      -----------   -----------  -----------    -----------
                                          621,123       216,181    1,018,905        631,177
                                      -----------   -----------  -----------    -----------

Expenses:
  Lease operating expense                 326,563       178,144      596,741        500,429
  General and administrative              189,885        46,292      340,169        141,807
  Depreciation, depletion
    and amortization                        2,530         2,865        8,260          8,595
                                      -----------   -----------  -----------    -----------
                                          518,978       227,301      945,718        650,831
                                      -----------   -----------  -----------    -----------

       Operating Profit (loss)        $   102,145       (11,120)      73,187        (19,654)
                                      -----------   -----------  -----------    -----------

Other income and (expense):
  Gain on sale of assets                  187,049          ----      187,049        148,144
  Interest income                             407            65        2,117            696
  Interest expense                            ---       (15,436)     (14,517)       (47,774)
  Bonus expense                               ---           ---     (210,000)           ---
                                      -----------   -----------  -----------    -----------
                                          187,456       (15,371)     (35,351)       101,066
                                      -----------   -----------  -----------    -----------

          Net income/(loss)           $   289,601       (26,491)      37,836         81,412
                                      ===========   ===========  ===========    ===========

Net income/(loss) per share           $      0.05         (0.02)         .01           0.05
                                      ===========   ===========  ===========    ===========

Average common shares
  outstanding                           5,711,008     1,597,196    3,256,448      1,597,196
                                      ===========   ===========  ===========    ===========

                             PETROL INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

           Nine months ended September 30, 2005 and December 31, 2004
                                   (unaudited)


                                                               2005          2004
                                                               ----          ----
Operating activities:
  Net income/(loss)                                         $   37,836        81,412
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization                   8,260         8,595
      Gain on sale of assets                                  (187,049)     (148,144)
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable              (88,855)       12,739
       Decrease (increase) in inventory                        (97,215)        1,787
       Increase in prepaid expenses                            (49,414)       (3,805)
       Decrease (increase) in accounts payable and
         accrued expenses                                      (66,456)      (16,116)
       Decrease in note payable                                256,418        42,912
       Decrease in accrued director fees                          ----        12,400
       Increase (decrease) in payable to interest owners      (324,871)       13,326
       Increase in deposits                                   (100,000)          ---
                                                              --------       -------
         Net cash used by operating activities                 611,346       (23,936)

Investing activities:
  Capital expenditures                                         (89,806)       (4,312)
  Proceeds from sale of property and equipment                 262,458       155,500
                                                              --------      --------
         Net cash provided (used) by investing activities      172,652       151,184

Financing activities:
  Issuance of common stock                                     810,041           ---
  Additional paid in capital                                   301,746           ---
  Repayments of gross borrowings                              (568,196)       84,500
                                                              ---------     --------
         Net cash provided by financing activities             443,591       (84,500)

Increase (decrease) in cash and cash equivalents               (4,897)        42,722
Cash and cash equivalents at beginning of period                89,762        25,074
                                                              --------      --------

Cash and cash equivalents at end of period                  $   84,865        67,796
                                                              ========      ========

                             PETROL INDUSTRIES, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                  Nine months ended September 30, 2005 and 2004
                                   (unaudited)



                                                          2005         2004
                                                          ----         ----

Stockholder's deficit at January 1                    $ (1,461,384)  (1,518,817)

   Issuance of common stock                                810,041          ---

   Additional Paid-In Capital                              301,746          ---

   Prior period adjustment                                     ---       12,400

   Net income/(loss) for nine-month period                  37,836      107,902
                                                       -----------   ----------

Stockholder's equity at September 30                  $   (311,761)  (1,398,515)
                                                       ===========   ==========

                             PETROL INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (unaudited)


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

MAJOR CUSTOMERS

Two customers accounted for approximately 98% of the Company's net sales for the nine months ended September 30, 2005.

NOTES PAYABLE

During the nine months ended September 30, 2005, the Company retired a total of $1,168,196 of notes payable.

COMMON STOCK

On March 30, 2005, the Company reached an agreement with SHWJ Oil & Gas, Inc., a Texas corporation to sell 1,240,612 shares of Petrol's authorized common stock to SHWJ in a private placement at $.40/share, for a total purchase price of $496,244.80.

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

On August 04, 2005 the company issued 345,000 common shares reducing notes payable by $69,000.00.

On August 08, 2005 the company issued 345,000 common shares reducing notes payable by $69,000.00.

On August 11, 2005 the company issued 310,000 common shares reducing the notes payable by $62,000.00

On August 19, 2005 the company issued 509,800 common shares reducing the accounts payable by $101,960.00

On August 23, 2005 the company issued 100,000 common shares of which 50,000 were canceled on September 13,2005 for services rendered in the net amount of $10,000.

On August 25, 2005 250,000 common shares of the company was issued for services rendered in the amount of $50,000.00.

On September 20, 2005 500,000 shares were issued for a deposit on equipment of $50,000.00.

On September 22, 2005 500,000 shares were issued for a deposit on equipment of $50,000.00 and reduction of the notes payable by $31,000.00.

On September 29, 2005 1,000,000 shares were issued reducing the notes payable by $400,000.00.

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFCANT ACCOUNTING POLICES (continued)

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

                                           Total Number of
                                          Shares Outstanding
                                          2005          2004
                                         -----------------------

         January 31                      1,597,196     1,597,196
         February 28                     1,597,196     1,597,196
         March 31                        1,597,196     1,597,196
         April 30                        2,275,808     1,597,196
         May 31                          2,275,808     1,597,196
         June 30                         2,837,808     1,597,196
         July 31                         2,837,808     1,597,196
         August 31                       4,647,608     1,597,196
         September 30                    9,647,608     1,597,196

NOTE 3.  SUBSEQUENT EVENTS

On October 24, 2005, Mr. Stephan Latieyre resigned as a director of the company. Mr. Latieyre other business interests, did not give him the time to devote to the company.

On October 24, 2005, the board appointed Mr. Michael Ferrone as a director. From 2004 to the present, Mr. Ferrone has served as a director of Innovative Food Holdings, Inc. (IVFH) and consults for a number of companies in various fields. Mr. Ferrone was the Executive Director of the "Bob Villa Home Again" television show from 1990 to 2000. Mr. Ferrone co-founded Building Media, Inc., a multi-media marketing and production company serving the building industry, which was sold in 2004.

On November 1, 2005, the Company entered an agreement with Black Dragon Resource Companies, Inc. ("BDRC") to sell the majority of its oil and gas properties in a transaction valued at $3,100,000.

In exchange for the sale of a majority of its oil and gas properties, the Company was issued 700,000 shares of BDRC Series D Convertible Preferred Stock at a face value of $4.50 per share. The stock is convertible at the option of the Company into shares of BRDC common stock.

The preferred stock has a dividend rate of 2 1/2% per annum payable by cash or stock at the election of the Company.

In addition, BDRC issued the Company a principal amount $300,000.00 promissory note with interest payable at 6% per annum. The note matures on October 6, 2008. BDRC has the option to prepay all of a portion of the indebtedness evidenced by the note, in whole or in part, upon 10 days prior written notice to the Company.

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

RESULTS OF OPERATIONS

Petrol's revenues from oil and gas activities decreased approximately 21% in the third quarter of 2005, as compared to the third quarter of 2004, the result being an approximately 72% decrease in production. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for the Company's production increased from $36.41 in third quarter of 2004 to $58.44 in the third quarter of 2005.

The 72% decrease in production is due to the fact that the State of Louisiana suspended the Company's R4's (Authority to Transport Oil) until the Company plugged and abandoned certain wells. The Company's Texas production was suspended until a saltwater disposal well could be tested. These suspensions were lifted in September and the company only had production for one month, plus sale of inventory.

Revenues from operating fees, including rental charges for company-owned equipment, increased from $1,286 in the third quarter of 2004 to $405,275 in the third quarter of 2005. This results from contracts to service other operators.

Petrol's lease operating expense increased from $510,429 for the nine months ended September 30, 2004, to $596,741 for the nine months ended September 30, 2005. Expenses attributable to the producing properties were consistent with the prior year based on production. The costs of maintenance and supplies for Company equipment increased as the Company utilized it more for outside operations.

Net operating revenues from Petrol's oil and gas production are very sensitive to changes in the price of oil: thus it is difficult for management to predict whether or not the Company will be profitable in the future. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

General and administrative expenses increased $ 98,462 for the nine months ended September 30, 2005, as compared to the 2004 period. This increase is attributed to increases in legal and audit expenses incurred by the Company for the private placement and compliance issues. Consulting fees increased as the Company is attempting to get the oil and gas production increased. The company has hired more staff to account for outside operations along with consultants.

Depreciation, depletion and amortization decreased $ 335 for the nine months in 2005 and from 2004. The Company acquired equipment at the end of the 2005 period and this was not depreciated in the period. The sale of property reduced the depletion.

Interest income is $2,117 as of September 30, 2005 as compared to $696 at September 30, 2004. The increase is due to increased cash and cash equivalents for the period.

Interest expense decreased in 2005 from $32,338 in 2004 due to the retirement of debt and the change of ownership on a certain note payable.

The Company's outgoing Board of Directors, with the consent of the new members of the Board, agreed to pay a bonus to certain officers and consultants of the Company. Cash bonuses of $135,000 were paid and $75,000 was paid by assigning royalties and interest. This was a one-time charge.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had a capital of $144,967. This working capital is a result of the debt retirement.

Net cash used by operating activities totaled $661,346 for the nine months ended September 30, 2005, compared to $23,936 provided by operating activities for the nine months ended September 30, 2004. In 2005, net income adjusted for reconciling items resulted in a cash inflow of $46,096. Changes in assets and liabilities resulted in a cash inflow of $172,652. In 2004, net income for reconciling items resulted in cash inflow of $151,184. Changes in assets and liabilities resulted in a cash source of $40,242.

Net Cash provided by investing activities totaled $443,591 for the nine months ended September 30, 2005, as compared to cash provided by investing activities of $151,656 for the nine months ended September 30, 2004.

The $89,906 in capital expenditures was on equipment for the nine months ended September 30, 2005, compared to $4,312 for the nine months ended September 30, 2004.

Net cash provided by financing activities totaled $700,009 for the nine months ended September 30, 2005, and net cash used by financing activities totaled $86,500 for the nine months ended September 30, 2004.

Proceeds of $492,245 were received from private placements of the Company's stock and conversion of debt of $555,784. Payments on notes payable resulted in a cash outflow of $1,168,196 in 2005. Payments on notes payable were $4,312 in 2004.

The Company had cash and cash equivalents at September 30, 2005, of $84,865, compared to $67,796 at the end of the 2004 fiscal year.

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

On or about September 07, 2005 all suspensions were lifted by the State of Louisiana and the company paid a $ 1,500.00 penalty. The State of Texas released all suspensions on October 09, 2005.

SUBSEQUENT EVENTS

On November 1, 2005, the Company completed a disposition of certain assets pursuant to an Agreement to Exchange Oil and Gas Working Interests for Corporate Stock dated as of October 31, 2005(the "Agreement") with Black Dragon Resource Companies, Inc. ("BDRC") under the terms of which the Company agreed to assign all of its right, title and interest in oil and gas properties, including working interests in individual wells and leases, in properties located in Caddo Parish, Louisiana to BDRC in exchange for a $300,000 principal amount promissory note of BDRC and an aggregate of 700,000 shares of BDRC Series D Convertible Preferred Stock at a face value of $4.50 per share. The stock is convertible at the option of the Company into shares of BRDC common stock. The preferred stock has a dividend rate of 2 1/2% per annum payable by cash or stock at the election of the Company.

The promissory note issued to the Company pays interest at 6% per annum and matures on October 6, 2008. BDRC has the option to prepay all of a portion of the indebtedness evidenced by the note, in whole or in part, upon 10 days prior written notice to the Company.

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

Item 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

On August 04, 2005 the company issued 345,000 common shares reducing notes payable by $69,000.00.

On August 08, 2005 the company issued 345,000 common shares reducing notes payable by $69,000.00.

On August 11, 2005 the company issued 310,000 common shares reducing the notes payable by $62,000.00

On August 19, 2005 the company issued 509,800 common shares reducing the accounts payable by $101,960.00

On August 23, 2005 the company issued 100,000 common shares of which 50,000 were canceled on September 13,2005 for services rendered in the net amount of $10,000.

On August 25, 2005 250,000 common shares of the Company was issued for services rendered in the amount of $50,000.00.

On September 20, 2005 500,000 shares were issued for a deposit on equipment of $50,000.00.

On September 22, 2005 500,000 shares were issued for a deposit on equipment of $50,000.00 and reduction of the notes payable by $31,000.00.

On September 29, 2005 1,000,000 shares were issued reducing the notes payable by $400,000.00.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Petrol Industries, Inc. or executive officers of Petrol Industries, Inc., and transfer was restricted by Petrol Industries, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.  OTHER INFORMATION.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.
---------------------------------------------

On September 1, 2005, Heard, McElroy and Vestal, LLP (the "Former Accountant") resigned as the auditors for the Company.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods, except that the Former Accountant's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last two fiscal years.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.
--------------------------------------------------------------------------------

On October 24, 2005, Mr. Stephan Latieyre resigned as a Director of the Company. There was no disagreement or dispute between Mr. Latieyre and the Company which led to his resignation.

In addition, on October 24, 2005 the Company's Board of Directors appointed Mr. Michael Ferrone as a Director of the Company. There are no understandings or arrangements between Mr. Ferrone and any other person pursuant to which Mr. Ferrone was selected as Director of the Company. Mr. Ferrone does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

From 2004 to the present, Mr. Ferrone has served as a director of Innovative Food Holdings, Inc. (IVFH) and consults for a number of companies in various fields. Mr. Ferrone was the Executive Director of the "Bob Villa Home Again" television show from 1990 to 2000. Mr. Ferrone co-founded Building Media, Inc., a multi-media marketing and production company serving the building industry, which was sold in 2004.

Completion of Acquisition or Disposition of Assets
--------------------------------------------------

On November 1, 2005, the Company completed a disposition of certain assets pursuant to an Agreement to Exchange Oil and Gas Working Interests for Corporate Stock dated as of October 31, 2005(the "Agreement") with Black Dragon Resource Companies, Inc. ("BDRC") under the terms of which the Company agreed to assign all of its right, title and interest in oil and gas properties, including working interests in individual wells and leases, in properties located in Caddo Parish, Louisiana to BDRC in exchange for a $300,000 principal amount promissory note of BDRC and an aggregate of 700,000 shares of BDRC Series D Convertible Preferred Stock at a face value of $4.50 per share. The stock is convertible at the option of the Company into shares of BRDC common stock. The preferred stock has a dividend rate of 2 1/2% per annum payable by cash or stock at the election of the Company.

The promissory note issued to the Company pays interest at 6% per annum and matures on October 6, 2008. BDRC has the option to prepay all of a portion of the indebtedness evidenced by the note, in whole or in part, upon 10 days prior written notice to the Company.

The Pro Forma financial information reflecting the disposition of certain assets of the Company as described above is not included herewith. The Company will file a Current Report on Form 8-K containing such information within 60 days from the date that the Current Report on Form 8-K was required to be filed.

Item 6. EXHIBITS

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (Filed Herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350 (Filed Herewith).

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PETROL INDUSTRIES, INC.

Dated:  December 9, 2005                   By: /s/ David A. Taylor
                                           -----------------------
                                           David A. Taylor
                                           President and Chief Financial Officer