Form 10QSB/A
period 2005-09-30
PETROL INDUSTRIES INC
filed 2006-01-23
CIK 77864

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


    xx Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

               For the quarterly period ended: September 30, 2005

         Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from ___________ to __________

                         Commission File number: 0-3912

                             Petrol Industries, Inc.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Nevada                                75-1282449
           --------                              ------------
(State or Other Jurisdiction of          (IRS Employer Identification Number)
 Incorporation of Organization)

                202 N. Thomas, Suite 4        Shreveport, LA 71107-6539
                -------------------------------------------------------
                      (Address of Principal Executive Offices)

                                 (318) 424-6396
                                ----------------
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,897,608 as of December 9, 2005

         Transitional Small Business Disclosure Format: Yes ____ No xx__

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     PETROL INDUSTRIES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                   September 30,      December 31,
                                                                       2005               2004
                                                                   --------------    -------------
                    Assets
Current assets:
  Cash and cash equivalents                                        $      84,865     $     89,762
  Accounts receivable:
    Trade                                                                453,083           27,470
    Other                                                                  2,799            9,498
    Deposit on Equipment                                                 100,000            - 0 -
                                                                   --------------    -------------
                                                                         640,747           36,968

Inventory                                                                133,909           33,357
Prepaid expenses                                                           5,263            2,849
                                                                   --------------    -------------
          Total current assets                                           779,919          162,936
                                                                   --------------    -------------
Property and equipment, at cost:
  Land                                                                     7,000            7,000
  Developed and undeveloped oil and gas
    properties-successful efforts method                               3,059,099        3,138,401
  Trucks and other operating equipment                                   452,915          363,215
  Furniture and fixtures                                                  36,412           36,306
                                                                   --------------    -------------
                                                                       3,555,426        3,544,922
  Less accumulated depreciation, depletion and
    amortization                                                       3,388,906        3,458,877
                                                                   --------------    -------------
                                                                         166,520           86,045
                                                                   --------------    -------------
Other assets                                                               1,107            1,107
                                                                   --------------    -------------
                                                                   $     947,546     $    250,088
       Liabilities and Stockholders' Deficit                       ==============    =============

Current liabilities:
  Accounts payable                                                 $     179,220     $     43,460
  Payable to interest owners                                              - 0 -           324,871
  Note payable                                                           578,765        1,057,225
  Notes payable                                                           - 0 -           189,756
  Accrued expenses                                                        24,256           96,160
                                                                   --------------    -------------
          Total current liabilities                                      782,241        1,711,472
                                                                   --------------    -------------
  Reserve for past interest owners                                       200,000            - 0 -
                                                                   --------------    -------------
          Total Liabilities                                              982,241        1,711,472
                                                                   --------------    -------------
Stockholders' equity (deficit):
  Preferred stock-no par value. Authorized 1,000,000
    shares; no shares issued or outstanding                                  ---              ---
  Common stock-$.10 par value. Authorized 10,000,000
    shares; issued and outstanding 9,697,608 shares
    in 2005 and 1,597,196 shares in 2004                                 969,761          159,720
  Additional paid in capital                                             558,164              ---
  Accumulated deficit                                                 (1,562,620)      (1,621,104)
                                                                   --------------    -------------
          Total stockholders' equity (deficit)                           (34,695)      (1,461,384)
                                                                   --------------    -------------
                                                                   $     947,546     $    250,088
                                                                   ==============    =============


                             PETROL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                      Quarter Ended                      Nine Months Ended
                                                      September 30,                        September30,
                                                   2005            2004               2005             2004
                                            --------------------------------    --------------------------------
Revenues:
  Oil and gas sales                         $      179,900    $     210,254     $     445,758     $     622,729
  Other operating income                           455,277            5,927           587,201             8,488
                                            ---------------   --------------    --------------    --------------
                                                   635,177          216,181         1,032,959           631,177
                                            ---------------   --------------    --------------    --------------
Expenses:
  Lease operating expense                          326,563          178,144           596,741           500,429
  General and administrative                       189,885           46,292           340,169           141,807
  Depreciation, depletion
      and amortization                               1,910            2,865             7,640             8,595
                                            ---------------   --------------    --------------    --------------
                                                   518,358          227,301           944,550           650,831
                                            ---------------   --------------    --------------    --------------

    Operating Profit (loss)                        116,819          (11,120)           88,409           (19,654)
                                            ---------------   --------------    --------------    --------------
Other income and (expense):
  Gain on sale of assets                           192,515             ----           192,515           148,144
  Interest income                                      367               65             2,077               696
  Interest expense                                     ---          (15,436)          (14,517)          (47,774)
  Bonus expense                                        ---              ---          (210,000)              ---
                                            ---------------   --------------    --------------    --------------
                                                   192,882          (15,371)          (29,925)          101,066
                                            ---------------   --------------    --------------    --------------

       Net income/(loss)                    $      309,701    $     (26,491)           58,484            81,412
                                            ===============   ==============    ==============    ==============

Net income/(loss) per share                 $         0.05    $       (0.02)    $        0.01     $        0.05
                                            ===============   ==============    ==============    ==============
Average common shares
  outstanding                                    5,711,008        1,597,196         3,256,448         1,597,196
                                            ===============   ==============    ==============    ==============

                             PETROL INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                  Nine months ended September 30, 2005 and 2004
                                   (unaudited)


                                                                      2005              2004
                                                                 --------------    -------------
Operating activities:
  Net income/(loss)                                              $      58,484     $     81,412
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation, depletion and amortization                           7,640            8,595
      Gain on sale of assets                                          (192,515)        (148,144)
    Changes in assets and liabilities:
       Accounts receivable,                                           (418,914)          12,739
       Inventory                                                      (100,552)           1,787
       Prepaid expenses                                                 (2,414)          (3,805)
       Accounts payable and accrued expenses                           (63,856)         (16,116)
       Accrued director fees                                              ----           12,400
       Payable to interest owners                                     (324,871)          13,326
       Deposits                                                       (100,000)             ---
                                                                 --------------    -------------
         Net cash used by operating activities                      (1,009,286)         (23,936)


Investing activities:
  Capital expenditures                                                (121,510)          (4,312)
  Proceeds from sale of property and equipment                         425,910          155,500
                                                                 --------------    -------------
         Net cash provided (used) by investing activities              304,400          151,184

Financing activities:
  Issuance of common stock                                             810,041              ---
  Proceeds from notes payable                                           79,704           42,912
  Repayments of gross borrowings                                      (189,756)         (84,500)
                                                                 --------------    -------------
         Net cash provided by financing activities                     699,989          (84,500)

Increase (decrease) in cash and cash equivalents                        (4,897)          42,722
Cash and cash equivalents at beginning of period                        89,762           25,074
                                                                 --------------    -------------

Cash and cash equivalents at end of period                       $      84,865     $     67,796
                                                                 ==============    =============
Non-cash transactions:
Settlement of debt for stock                                     $     558,164     $        ---

                   Notes to Consolidated Financial Statements
                                   (unaudited)


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Petrol Industries, Inc. ("Petrol" or the "Company") is an independent energy company engaged primarily in the acquisition, exploration, development, production and sale of oil, gas and natural gas liquids. Petrol's production activities are located in the United States of America. Petrol operations primarily consist of one segment of business, oil and gas production. Petrol was incorporated in 1968 under the laws of the State of Nevada.

Petrol's future financial condition and results of operations will depend upon prices received for its oil and natural gas and the costs of finding, acquiring, development and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond Petrol's control. These factors include worldwide political instability, the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer product demand and the price and availability of alternate fuels.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Petrol's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial; statements for fiscal 2004 as reported in the Form 10-KSB have been omitted.

NOTE 2.  MAJOR CUSTOMERS

Two customers accounted for approximately 98% of Petrol's net sales for the nine months ended September 30, 2005.

NOTE 3.  NOTES PAYABLE

During the nine months ended September 30, 2005, Petrol retired a total of $558,164 of notes payable through the issuance of 5,581,640 shares of common stock.

NOTE 4.  COMMON STOCK

On March 30, 2005, Petrol reached an agreement with SHWJ Oil & Gas, Inc., a Texas corporation to sell 1,240,612 shares of Petrol's authorized common stock to SHWJ in a private placement at $.40/share, for a total purchase price of $496,244.80.

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

On August 04, 2005 Petrol issued 345,000 common shares reducing notes payable by $69,000.

On August 08, 2005 Petrol issued 345,000 common shares reducing notes payable by $69,000.

On August 11, 2005 Petrol issued 310,000 common shares reducing the notes payable by $62,000.

On August 19, 2005 Petrol issued 509,800 common shares reducing the accounts payable by $101,960.

On August 23, 2005 Petrol issued 100,000 common shares of which 50,000 were canceled on September 13,2005 for services rendered in the net amount of $10,000.

On August 25, 2005 Petrol issued 250,000 common shares for services rendered in the amount of $50,000.

On September 20, 2005 500,000 common shares were issued for a deposit on equipment of $50,000.

On September 22, 2005 500,000 common shares were issued for a deposit on equipment $50,000.

On September 29, 2005, 4,000,000 common shares were issued reducing the notes payable by $400,000.

NOTE 5.  SUBSEQUENT EVENTS

On November 1, 2005, Petrol completed a disposition of certain assets pursuant to an Agreement to Exchange Oil and Gas Working Interests for Corporate Stock dated as of October 31, 2005 (the "Agreement") with Black Dragon Resources Companies, Inc. ("BDRC") under the terms of which Petrol agreed to assign all its right, title and interest in the majority of its oil and gas properties, including working interests in individual wells and leases, in properties located in Caddo Parish, Louisiana to BDRC in exchange for a $300,000 principal amount promissory note of BDRC and an aggregate of 700,000 shares of BDRC Series D Convertible Preferred Stock at a face value of $4.50 per share. The stock is convertible at the option of Petrol into shares of BDRC common stock. The preferred stock has a dividend rate of 2-1/2% per annum payable by cash or stock at the election of Petrol.

The promissory note issued to Petrol pays interest at 6% per annum and matures on October 6, 2008. BDRC has the option to prepay all of a portion of the indebtedness evidence by the note, in whole or in part, upon 10 days prior written notice to Petrol.

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

Significant factors that could prevent Petrol from achieving its stated goals include: declines in the market prices for oil and gas, adverse changes in the regulatory environment affecting Petrol, the inability to dispose of real property at prices sufficient enough to liquidate associated indebtedness, the inherent risks involved in the evaluation of properties targeted for acquisition, Petrol's dependence on key personnel, the availability of capital resources at terms acceptable to Petrol, the uncertainty of estimates of proved reserves and future net cash flows, the risk and related cost of replacing produced reserves, the high risk in exploratory drilling and competition. Petrol or persons acting on its or their behalf should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. Petrol undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Petrol's revenues from oil and gas activities decreased approximately 21% in the third quarter of 2005, as compared to the third quarter of 2004, the result being an approximately 72% decrease in production. On a barrel of oil equivalent ("BOE") basis, the price paid at the wellhead for Petrol's production increased from $36.41 in third quarter of 2004 to $58.44 in the third quarter of 2005.

The 72% decrease in production is due to the fact that the State of Louisiana suspended Petrol's R4's (Authority to Transport Oil) until Petrol plugged and abandoned certain wells. Petrol's Texas production was suspended until a saltwater disposal well could be tested. These suspensions were lifted in September and Petrol only had production for one month, plus sale of inventory.

Revenues from operating fees, including rental charges for company-owned equipment, increased from $1,286 in the third quarter of 2004 to $405,275 in the third quarter of 2005. This results from contracts to service other operators.

Petrol's lease operating expense increased from $510,429 for the nine months ended September 30, 2004, to $596,741 for the nine months ended September 30, 2005. Expenses attributable to the producing properties were consistent with the prior year based on production. The costs of maintenance and supplies for Company equipment increased as Petrol utilized it more for outside operations.

Net operating revenues from Petrol's oil and gas production are very sensitive to changes in the price of oil: thus it is difficult for management to predict whether or not Petrol will be profitable in the future. Management continues to explore possible approaches to increasing oil production, including technological developments or pursuing drilling operations.

General and administrative expenses increased $98,462 for the nine months ended September 30, 2005, as compared to the 2004 period. This increase is attributed to increases in legal and audit expenses incurred by Petrol for the private placement and compliance issues. Consulting fees increased as Petrol is attempting to get the oil and gas production increased. Petrol has hired more staff to account for outside operations along with consultants.

Depreciation, depletion and amortization decreased $335 for the nine months in 2005 and from 2004. Petrol acquired equipment at the end of the 2005 period and this was not depreciated in the period. The sale of property reduced the depletion.

Interest income is $2,117 as of September 30, 2005 as compared to $696 at September 30, 2004. The increase is due to increased cash and cash equivalents for the period.

Interest expense decreased in 2005 from $32,338 in 2004 due to the retirement of debt and the change of ownership on a certain note payable.

Petrol's outgoing Board of Directors, with the consent of the new members of the Board, agreed to pay a bonus to certain officers and consultants of Petrol. Cash bonuses of $135,000 were paid and $75,000 was paid by assigning royalties and interest. This was a one-time charge.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, Petrol had a working capital of $2,322. This working capital is a result of the debt retirement and increased receivables.

Net cash used by operating activities totaled $468,782 for the nine months ended September 30, 2005, compared to $23,936 used by operating activities for the nine months ended September 30, 2004. In 2005, net income adjusted for reconciling items resulted in a cash inflow of $66,140. Changes in assets and liabilities resulted in a cash inflow of $595,119. In 2004, net income for reconciling items resulted in cash inflow of $151,184.

Net Cash provided by investing activities totaled $736,104 for the nine months ended September 30, 2005, as compared to cash provided by investing activities of $151,184 for the nine months ended September 30, 2004.

Net cash provided by financing activities totaled $900,009 for the nine months ended September 30, 2005, and net cash used by financing activities totaled $84,500 for the nine months ended September 30, 2004.

Proceeds of $492,245 were received from private placements of Petrol's stock and conversion of debt of $875,960. Payments on notes payable resulted in a cash outflow of $568,196 in 2005. Payments on notes payable were $84,500 in 2004.

Petrol had cash and cash equivalents at September 30, 2005, of $84,865, compared to $67,796 at the end of the 2004 fiscal year.

As reported in the Registrant's 2004 Annual Report on form 10-KSB, Petrol was under a Compliance Order with the Louisiana Department of Natural Resources
(LDNR) regarding the breach of saltwater to the surface on one (1) of Petrol's wells. Under this order, Petrol had been assessed civil fines and penalties of approximately $20,000. Petrol filed for an abatement and removal of the fines/penalties assessed by the LDNR, contingent upon Petrol drilling a monitoring well next to the one in question to test the vertical and horizontal extent of the contamination, and its effect on ground water in the exposed area.

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

On or about September 07, 2005 all suspensions were lifted by the State of Louisiana and Petrol paid a $1,500 penalty. The State of Texas released all suspensions on October 09, 2005.

SUBSEQUENT EVENTS

On November 1, 2005, Petrol completed a disposition of certain assets pursuant to an Agreement to Exchange Oil and Gas Working Interests for Corporate Stock dated as of October 31, 2005 (the "Agreement") with Black Dragon Resources Companies, Inc. ("BDRC") under the terms of which Petrol agreed to assign all its right, title and interest in oil and gas properties, including working interests in individual wells and leases, in properties located in Caddo Parish, Louisiana to BDRC in exchange for a $300,000 principal amount promissory note of BDRC and an aggregate of 700,000 shares of BDRC Series D Convertible Preferred Stock at a face value of $4.50 per share. The stock is convertible at the option of Petrol into shares of BDRC common stock. The preferred stock has a dividend rate of 2-1/2% per annum payable by cash or stock at the election of Petrol.

The promissory note issued to Petrol pays interest at 6% per annum and matures on October 6,2008. BDRC has the option to prepay all of a portion of the indebtedness evidence by the note, in whole or in part, upon 10 days prior written notice to Petrol.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss Petrol's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, recovery of oil and gas reserves, financial operations, and contingencies and litigation.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of Petrol's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, the discounted value of recoverable oil and gas reserves, the proceeds to be realized from the sale of real property, and the recognition and classification of net operating loss carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Item 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. The Company is working to improve the timeliness of the periodic filings.

(b) Changes in internal controls. There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over fiscal reporting.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

On August 04, 2005 the company issued 345,000 common shares reducing notes payable by $69,000.

On August 08, 2005 the company issued 345,000 common shares reducing notes payable by $69,000.

On August 11, 2005 the company issued 310,000 common shares reducing the notes payable by $62,000.

On August 19, 2005 the company issued 509,800 common shares reducing the accounts payable by $101,960.

On August 23, 2005 the company issued 100,000 common shares of which 50,000 were canceled on September 13,2005 for services rendered in the net amount of $10,000.

On August 25, 2005 250,000 common shares of the company was issued for services rendered in the amount of $50,000.

On September 20, 2005 500,000 shares were issued for a deposit on equipment of $50,000.

On September 22, 2005 500,000 shares were issued for a deposit on equipment $50,000.

On September 29, 2005 4,000,000 shares were issued reducing the notes payable by $400,000.

*All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Petrol Industries, Inc. or executive officers of Petrol Industries, Inc., and transfer was restricted by Petrol Industries, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.  OTHER INFORMATION.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.
----------------------------------------------

On September 1, 2005, Heard, McElroy and Vestal, LLP (the "Former Accountant") resigned as the auditors for the Company. On December 13, 2005, the Company engaged Malone & Bailey, PC (the "New Accountant"), as its independent registered public accounting firm. The Company's decision to engage the New Accountant was approved by its Board of Directors on December 13, 2005.


The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit, scope or accounting principles for the two most recent fiscal years and all subsequent interim periods, except that the Former Accountant's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last two fiscal years.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304 (a) (1) (iv) of Regulation S-B.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.


Departure of Directors or Principal Officers; Election of Directors; Appointment
--------------------------------------------------------------------------------
of Principal Officers.
----------------------

On October 24,2005 Mr. Stephen Latieyre resigned as a Director of the Company. There was no disagreement or dispute between Mr. Latieyre and the Company, which led to his resignation.

In addition, on October 24, 2005, the Company's Board of Directors appointed Mr. Michael Ferrone as a Director of the Company. There are no understandings or arrangements between Mr. Ferrone and any other person pursuant to which Mr. Ferrone was selected as Director of the Company. Mr. Ferrone does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

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

Completion of Acquisition or Disposition of Assets
--------------------------------------------------

On November 1, 2005, the Company completed a disposition of certain assets pursuant to an Agreement to Exchange Oil and Gas Working Interests for Corporate Stock dated as of October 31, 2005 (the "Agreement") with Black Dragon Resources Companies, Inc. ("BDRC") under the terms of which the Company agreed to assign all its right, title and interest in oil and gas properties, including working interests in individual wells and leases, in properties located in Caddo Parish, Louisiana to BDRC in exchange for a $300,000 principal amount promissory note of BDRC and an aggregate of 700,000 shares of BDRC Series D Convertible Preferred Stock at a face value of $4.50 per share. The stock is convertible at the option of the Company into shares of BDRC common stock. The preferred stock has a dividend rate of 2-1/2% per annum payable by cash or stock at the election of the Company.

The promissory note issued to the Company pays interest at 6% per annum and matures on October 6,2008. BDRC has the option to prepay all of a portion of the indebtedness evidence by the note, in whole or in part, upon 10 days prior written notice to the Company.

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

Item 6.  EXHIBITS

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (Filed Herewith).

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 (Filed Herewith)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PETROL INDUSTRIES, INC.

Dated: January 23, 2005                   By: /s/ David Taylor
                                              ----------------
                                              David A. Taylor
                                              Chief Executive Officer, President
                                              (Principal Executive Officer) and
                                              Chief Financial Officer (Principal
                                              Accounting and Financial Officer)